Form 10-Q
period 1996-06-30
NETRIX CORP
filed 1996-08-14
CIK 889237

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q

          (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                        Commission File Number  0-50464


                               NETRIX CORPORATION
                               ------------------
               (Exact name of registrant as specified in charter)


       Delaware                                        54-1345159
- ---------------------------                    -----------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


13595 Dulles Technology Drive, Herndon, Virginia                         22071
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                (703) 742-6000
                                --------------
              (Registrant's telephone number, including area code)

          Indicate by check number whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes       X                 No
                      ------                  ------


          At July 31, 1996 there were 9,491,940 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                               NETRIX CORPORATION
                               ------------------

                                   FORM 10-Q
                                   ---------

                                 JUNE 30, 1996
                                 -------------

                                     INDEX
                                     -----

                                                                       Page No.
                                                                      ----------
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

           Condensed Consolidated Statements of Operations
            for the six months and three months ended
            June 30, 1996 and June 30, 1995                              3
           Condensed Consolidated Balance Sheets                         4
           Condensed Consolidated Statements of Cash Flows               6
           Notes to Condensed Consolidated Financial Statements          7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                     10


PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                          13

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        13

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           13


SIGNATURE                                                                14

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


                              NETRIX CORPORATION
                              ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                          Six Months Ended         Three Months Ended
                                                              June 30,                   June 30,
                                                       ---------------------      --------------------
                                                         1996          1995         1996         1995
                                                         ----          ----         ----         ----
Revenues:
     Product....................................       $16,362       $23,069      $ 7,729      $11,539
     Service....................................         5,372         4,901        2,809        2,458
                                                       -------       -------      -------      -------

        Total revenues..........................        21,734        27,970       10,538       13,997

Cost of revenues:
     Product....................................         6,892         9,257        3,018        4,712
     Service....................................         3,457         3,449        1,742        1,711
                                                       -------       -------      -------      -------

        Total cost of revenues..................        10,349        12,706        4,760        6,423
                                                       -------       -------      -------      -------

            Gross profit........................        11,385        15,264        5,778        7,574

Operating expenses:
     Sales and marketing........................         6,044         7,307        2,850        3,698
     Research and development...................         5,588         5,397        2,694        2,733
      General and administrative................         2,160         2,507        1,064        1,181
     Restructuring reserve......................           900            --           --           --
                                                       -------       -------      -------      -------

           Income (loss) from operations........        (3,307)           53         (830)         (38)

Interest income, net............................           263           344           86          198
Foreign exchange gain (loss)....................           (45)          189          (34)          48
                                                       -------       -------      -------      -------

           Income (loss) before income taxes....        (3,089)          586         (778)         208

Provision for income taxes......................            36            55           18           17
                                                       -------       -------      -------      -------

Net income (loss)...............................       $(3,125)      $   531      $  (796)     $   191
                                                       =======       =======      =======      =======

Earnings per share..............................       $ (0.33)      $ 0. 06      $ (0.08)     $ 0. 02
                                                       =======       =======      =======      =======

Weighted average number of shares outstanding...         9,441         9,499        9,447        9,470
                                                       =======       =======      =======      =======

      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (in thousands)

                                                            June 30,     December 31,
                                                              1996           1995
                                                          ------------   ------------
                                                           (Unaudited)
Current assets:
 Cash and cash equivalents...........................       $ 1,070        $ 4,370
 Short-term investments..............................         5,499          7,357
 Accounts receivable, net of allowance for doubtful
  accounts of $1,435 at June 30, 1996 and
  $1,530 at December 31, 1995........................        11,711         11,052
 Inventories.........................................         8,660          9,016
 Other current assets................................           867            962
                                                           --------       --------

   Total current assets..............................        27,807         32,757


Property and equipment, net of accumulated
 depreciation of $13,933 at June 30, 1996
  and $12,131 at December 31, 1995...................         6,211          7,130

Goodwill, net........................................         1,610          1,816

Deposits and other assets............................           261            282
                                                           --------       --------

                                                           $ 35,889       $ 41,985
                                                           ========       ========


      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                      (In thousands, except share amounts)


                                                            June 30,     December 31,
                                                              1996          1995
                                                          ------------   ------------
                                                          (Unaudited)
Current liabilities:
      Lines of credit...............................        $ 1,315        $ 1,311
      Accounts payable..............................          1,961          4,944
      Accrued liabilities...........................          4,617          4,712
                                                            -------        -------

               Total current liabilities............          7,983         10,967

Deferred rent, net of current portion...............            503            622
                                                            -------        -------

                                                              8,396         11,589
                                                            -------        -------

Stockholders' equity:
      Preferred stock, $0.05 par value; 1,000,000 shares
         authorized; none issued and outstanding.....            --            --
      Common stock, $0.05 par value; 15,000,000
         shares authorized; 9,486,652 and 9,435,268
         shares issued and outstanding at June 30,
         1996 and December 31, 1995, respectively...            474            472
      Additional paid-in capital....................         55,432         55,105
      Unrealized holding (loss) gain................            (38)            42
      Cumulative translation adjustment.............            (39)           (11)
      Accumulated deficit...........................        (28,336)       (25,212)
                                                            -------        -------

      Total stockholders' equity....................         27,493         30,396
                                                            -------        -------

                                                          $  35,889      $  41,985
                                                          =========      =========

      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1996           1995
                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income...............................       $(3,125)      $   531
  Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating
   activities:
     Depreciation and amortization................         2,008         1,875
     Non-cash compensation expense................            86            --
     Decrease in deferred rent....................          (104)          (90)
     Changes in assets and liabilities -
       Accounts receivable........................          (659)          977
       Inventories................................           (37)         (163)
       Other current assets.......................            95           331
       Deposits and other assets..................            22            74
       Accounts payable...........................        (2,982)         (293)
       Accrued liabilities........................          (111)       (1,009)
                                                         -------       -------

       Net cash (used in) provided by operating
        activities................................        (4,807)        2,233
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments..........        (3,080)       (7,793)
     Sales of short-term investments..............         4,858         6,111
     Purchases of property and equipment..........          (490)         (773)
     Cash acquired from IDS acquisition...........            --            35
                                                         -------       -------

       Net cash provided by (used in) investing
        activities................................         1,288        (2,420)
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options......           169           200
     Proceeds from employee stock purchase plan...            75           137
     Proceeds from line of credit.................             4            --
     Payments under capital lease obligations.....            --           (13)
                                                         -------       -------

       Net cash provided by financing activities..           248           324
                                                         -------       -------

Effect of foreign currency exchange rate changes
 on cash and cash equivalents.....................           (28)          (19)
                                                         -------       -------

Net (decrease) increase in cash and cash
 equivalents......................................        (3,299)          118

Cash and cash equivalents, beginning of period....         4,370         6,000
                                                         -------       -------

Cash and cash equivalents, end of period..........       $ 1,071       $ 6,118
                                                         =======       =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest.....            76            37
     Cash paid during the period for income taxes.            --            --
     Capitalization of inventories into
      manufacturing and test equipment............           393           223

             See notes to unaudited condensed financial statements.

                               NETRIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

1.    Basis of Presentation:
      ----------------------

         Netrix Corporation (the "Company") was formed in 1985 to develop, manufacture, market and support products for public network access and Internet service provisioning, and integrated network switching and network management products for use in enterprise-wide communications networks. During 1989, the Company formed a wholly-owned subsidiary, Netrix International Corporation (a Delaware corporation). On January 1, 1995, the Company's wholly-owned subsidiary, Netrix Telcom Systems Corporation, was merged with and into the Company. Also on January 1, 1995, the Company acquired the equipment, inventory, and contract rights of InterData Systems GmbH ("IDS"), relating to its corporate network business. All significant intercompany transactions have been eliminated.

        The unaudited condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Certain reclassifications have been made to the prior year financial statements to conform with current year presentation.


2.    Acquisitions:
      -------------

        IDS

        On January 1, 1995, the Company acquired the equipment, inventory, and contract rights of IDS, relating to its corporate network business. Prior to this acquisition, IDS was a distributor of the Company and provided sales and service of the Company's products in Germany. The purchase price for the assets acquired in this transaction was $545,000. All of the assets acquired were transferred to Netrix GmbH, a wholly-owned subsidiary of the Company, which was established coincidentally with the acquisition of the assets of IDS.


3.    Cash Equivalents:
      -----------------

        Cash equivalents are primarily bank deposits, commercial paper, and US government agency securities, with original maturities of three months or less. These investments are carried at cost, which approximates market value.


4.    Short-Term Investments:
      -----------------------

        Short-term investments consist primarily of commercial paper with maturities of more than three months and less than twelve months and longer-term investments which are primarily US government obligations with maturities between twelve and eighteen months. Longer-term investments are bought and held principally for the purpose of selling them in the near term. Short-term investments are reported at fair value.

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that are classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At June 30, 1996 and December 31, 1995, the unrealized holding gain/loss on short-term investments was a loss of approximately $38,000 and gain of approximately $42,000, respectively, and is reported as a separate component of stockholders' equity.


5.   Inventories:
     ------------

        Inventories consisted of the following (in thousands):
                                                                         June 30, 1996              December 31, 1995
                                                                         -------------              -----------------
               Raw materials......                                         $     475                      $     335
               Work in process....                                             1,469                            798
               Finished goods.....                                             6,716                          7,883
                                                                           ----------                     ----------
               Total inventories..                                        $    8,660                     $    9,016
                                                                           ==========                     ==========



6.   Line of Credit and Equipment Loan:
     ---------------------------------

        In January 1996, the Company renegotiated its existing working capital line of credit with a lending institution. The agreement provides for a $2.0 million line of credit for working capital and includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth. In addition, the Company has utilized approximately $561,000 of available draws under an equipment line of credit with the same lending institution. Both lines provide for interest at a rate per annum equal to the lender's prime rate plus 3/4% (9.0% at June 30, 1996). The working capital line of credit matures with unpaid principal amounts due and payable on January 3, 1997. The equipment line of credit matures with unpaid principal amounts due and payable on June 5, 1998. At June 30, 1996 and December 31, 1995, the Company had approximately $754,000 and $750,000, respectively, outstanding under the working capital line of credit, and approximately $561,000 outstanding under the equipment line of credit.


7.   Product Revenues:
     ----------------

             The Company's product revenues for the six months and three months ended June 30, 1996 and 1995 were generated in the following geographic regions:


                                                     Six Months Ended                                     Three Months Ended
                                                         June 30,                                              June 30,
                                               ------------------------------                      ------------------------------
                                                  1996                1995                            1996                1995
                                                  ----                ----                            ----                ----

          Domestic..........................   $ 6,041             $12,539                         $ 3,177             $ 6,624
          Europe............................     5,724               5,229                           2,397               2,377
          Pacific Rim and
           other............................     4,597               5,301                           2,155               2,538
                                               -------             -------                         -------             -------
          Total.............................   $16,362             $23,069                         $ 7,729             $11,539
                                               =======             =======                         =======             =======


          All of the Company's products are manufactured and shipped out of its facilities in Herndon, Virginia and Boulder, Colorado. Sales are primarily denominated in US dollars.

8.   Restructuring Charge:
     ---------------------

       In March 1996, the Company recorded a restructuring charge of $900,000 before income taxes. The charge includes anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. Of this amount, approximately $497,000 remained unused at June 30, 1996, and included approximately $343,000 in lease obligations and fixed asset reserves.


9.   Foreign Exchange Gain:
     ----------------------

       Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. Included in foreign exchange income for the three and six months ended June 30, 1996, is approximately $34,000 and $45,000 in translation losses, respectively, and for the three and six months ended June 30, 1995, is approximately $48,000 and $189,000 in translation gains, respectively.


10.  Earnings (Loss) Per Share:
     --------------------------

       Earnings (loss) per share have been computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods. The Company had a loss per share for the three months and six months ended June 30, 1996, of $0.08 and $0.33, respectively, compared to fully diluted earnings per share of $0.02 and $0.06, respectively, for the three and six months ended June 30, 1995.

NETRIX CORPORATION

     Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

Results of Operations
- ---------------------


     Background. The results for the three and six months ended June 30, 1996, reflect a decrease in revenues and expenses over the comparable periods in 1995. The decline in revenue is primarily a result of decreased domestic sales, particularly in voice networking products, offset in part by an increase in sales to European markets. The decrease in expenses is the result of the Company's planned restructuring of operations, which included the reduction and realignment of its US sales force and the relocation of certain manufacturing operations to North Carolina.

     In January 1995, the Company acquired the equipment, inventory, and contract rights of IDS, relating to its corporate network business. Prior to this acquisition, IDS was a distributor of the Company and provided sales and service of the Company's products in Germany. The purchase price for the assets acquired in this transaction was $545,000. See Notes 1 and 2 to the Unaudited Condensed Consolidated Financial Statements for further discussion.

     Revenues. Total revenues decreased by approximately $6.2 million or 22.3%, in the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Total revenues also decreased approximately $3.5 million, or 24.7%, in the second quarter of 1996 compared to the second quarter of 1995. The decrease in revenues was primarily due to decreased product volume, mainly in domestic markets as discussed above. Product revenues decreased approximately $6.7 million, or 29.1% for the first six months of 1996 compared to 1995. Product revenue from domestic customers decreased by 51.8%, while sales to Europe increased by 9.5% during this time period. Service revenues increased by approximately $0.5 million, or 9.6%, for the six months ended June 30, 1996 compared to six months ended June 30, 1995. For the second quarter of 1996, there was an increase in service revenue of 14.3% from second quarter of 1995. The increase in service revenue is reflective of additions to the installed base during 1995 and early 1996.

     Gross Profit. Gross profit decreased by approximately $3.9 million, or 25.4%, for the first six months of 1996 compared to the first six months of 1995, and decreased as a percentage of total revenues from 54.6% to 52.4%. For the second quarter of 1996 compared to the second quarter of 1995, gross profit decreased approximately $1.8 million or 23.7%, but increased as a percent of total revenues from 54.1% to 54.8%. Product gross margin decreased from 59.9% in the first six months of 1995 to 57.9% in the first six months of 1996. This decrease in product gross margin primarily resulted from a combination of a higher proportion of products sold through channels with higher discounts and, to a lesser extent, a lower margin mix of products shipped. As the product mix and channel mix change from quarter to quarter, product gross margins can vary within a wide range. Due to this variable mix, margins earned in the six months ended June 30, 1996 are not necessarily indicative of margins that will be earned in the future. The gross margin for service revenue increased from 29.6% in the first six months of 1995 to 35.6% in the first six months of 1996. This is due to the fact that while revenues from maintenance agreements increased, service costs remained relatively flat.

     Sales and Marketing. Sales and marketing expenses decreased by approximately $1.3 million or 17.3% from the first six months of 1995 to the first six months of 1996. For the second quarter of 1996 as compared to the second quarter of 1995, the decrease was approximately $0.8 million, or 22.9%. The decrease in expenses was principally due to the Company's planned restructuring discussed above, which resulted in a decrease in personnel and travel costs, and marketing programs, including trade shows and public relations.

     Research and Development. Research and development expenses increased by approximately $0.2 million or 3.5% from the first six months of 1995 to the comparable period of 1996. This increase was due principally to increased expenses related to parts and outside services. Second quarter expenses decreased 1.4% during this time period. Currently, all of the Company's research and development costs are charged to operations as incurred.

     General and Administrative. General and administrative expenses decreased by approximately $0.3 million or 13.8%, for the first six months of 1996 as compared to the same period in 1995. For the second quarter of 1996 compared to the second quarter of 1995 there was a decrease of approximately $0.1 million, or 9.9%. The decrease in these expenses was due principally to a reduction in personnel and travel costs, and a lower level of capital expenditures, which resulted in lower depreciation for this function.

     Restructuring Charge. In March 1996, the Company recorded a restructuring charge of $900,000 before income taxes. The charge includes anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. Of this amount, approximately $497,000 remained unused at June 30, 1996. Except for lease obligations of approximately $200,000, the remaining reserves will be used through the fourth quarter of 1996.

     Interest and Other Income, Net. For the first six months of 1996, the Company net interest and other income of approximately $263,000 compared to $344,000 in the comparable period of 1995. Net interest and other income for the second quarter of 1996 was approximately $86,000 compared to $198,000 in the second quarter of 1995. The decrease in net interest and other income is due primarily to lower investment levels maintained in short-term investments, combined with increased interest expense on the Company's borrowings under an equipment line of credit.

     Foreign Exchange Gain (Loss). Included in foreign exchange income for the three and six months ended June 30, 1996, is approximately $34,000 and $45,000 in translation losses, respectively, and for the three and six months ended June 30, 1995, is approximately $48,000 and $189,000 in translation gains, respectively.

     Net Income (Loss). For the first six months of 1996, the Company generated a net loss of approximately $3.1 million compared to net income of $0.5 million in the comparable period of 1995. The net loss for the second quarter of 1996 was approximately $0.8 million compared to net income of $0.2 million in the second quarter of 1995. The decline in earnings for both the year to date and second quarter results were due to the factors discussed above.


Liquidity and Capital Resources
- -------------------------------

     At June 30, 1996, the Company had approximately $1.1 million of cash and cash equivalents on hand, short-term investments of $5.5 million, and net working capital of $19.9 million, a decrease of $3.3 million, $1.9 million, and $1.9 million, respectively, from December 31, 1995.

     For the six months ended June 30, 1996, the Company used approximately $4.8 million in cash from operating activities. The cash used in operating activities was primarily due to the negative cash flow from operating results and the use of cash to reduce accounts payable during the six months. For the same period in 1995, the cash provided by operating activities totaled $2.2 million and was attributable to improved operating results and accounts receivable collections during the period.

     For the six months ended June 30,1996, the Company generated approximately $1.3 million in investing activities. This was the result of net sales of short-term investments totaling $1.8 million offset in part by purchases of capital expenditures during the period of $0.5 million. For the same period in 1995, the Company used approximately $2.4 million in investing activities, which consisted primarily of net purchases of short-term investments totaling $1.7 million and capital expenditures of $0.8 million. Capital expenditures in both periods were financed with cash on hand and funds generated from operations, and were primarily for additional research and development and test equipment required to support the expanded product base at the Company.

     Cash provided by financing activities in the first six months of 1996 was approximately $0.2 million and consisted primarily of proceeds from the employee stock option and employee stock purchase plans. For the same period in 1995, cash provided by financing activities of approximately $0.3 million also consisted primarily of proceeds from the employee stock plans.

     In January 1996, the Company renegotiated its existing working capital line of credit with a lending institution. The agreement provides for a $2.0 million line of credit for working capital and includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth. In addition, the Company has utilized approximately $561,000 of available draws under an equipment line of credit with the same lending institution. Both lines provide for interest at a rate per annum equal to the lender's prime rate plus 3/4% (9.0% at June 30, 1996). The working capital line of credit matures with unpaid principal amounts due and payable on January 3, 1997. The equipment line of credit matures with unpaid principal amounts due and payable on June 5, 1998. At June 30, 1996 and December 31, 1995, the Company had approximately $754,000 and $750,000, respectively, outstanding under the working capital line of credit, and approximately $561,000 outstanding under the equipment line of credit.

     The Company believes that existing cash resources, together with internally generated funds, will be sufficient to meet its cash requirements through 1996.

                          PART II -- OTHER INFORMATION
                          ----------------------------

       Item 1.     Legal Proceedings
                   -----------------

       Items 1 through 3 are not applicable.

       Item 4.      Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

       At the Company's Annual Meeting of Stockholders held on May 21, 1996, the following proposals were adopted by the votes specified:

Proposal I (Election of two Class I Directors: William T. Rooker, Jr. and Charles W. Stein)


For                                    Withheld From All Nominees                                    Instructed
- ---                                    --------------------------                                    ----------
7,797,189                                        669,671

Proposal II (Approval of the Company's 1996 Stock Option Plan)
                                                                                                     Broker
For                                  Against                        Abstain                         Non Vote
- ---                                  -------                        -------                         --------
2,915,400                            970,890                        210,066                        4,370,504


Proposal III (Amendment to increase shares authorized for issuance under the 1996 Stock Option Plan, 1992 Employee Stock Purchase Plan, 1992 Director Stock Option Plan and 1986 Incentive Stock Option Plan from 2,175,000 to 2,925,000)

                                                                                                     Broker
For                                  Against                        Abstain                         Non Vote
- ---                                  -------                        -------                         --------
3,006,816                           1,033,204                       220,156                        4,206,684


Proposal IV (Amendment to 1992 Employee Stock Purchase Plan extending such Plan for four additional six-month offering periods)

                                                                                                     Broker
For                                  Against                        Abstain                         Non Vote
- ---                                  -------                        -------                         --------
7,264,278                            711,219                        213,564                          277,799


Proposal V (Ratify Arthur Andersen LLP as the Company's Auditors)

                                                                                                     Broker
For                                  Against                        Abstain                         Non Vote
- ---                                  -------                        -------                         --------
8,430,764                             15,471                         20,625                                0


       Item 5 is not applicable.

       Item 6.    Exhibits and Reports of Form 8-K
                  --------------------------------

       (a)  Exhibits

       Exhibit No.               Description
       -----------               -----------

          11                Computation of Earnings Per Share.

       (b)  Reports on Form 8-K

       No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURE:
                                   ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NETRIX CORPORATION

  Date:   August 12, 1996      By:
          ---------------         ----------------------------------------
                                      Robert W. Carroll
                                      Vice President, Finance
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit
  No.                                   Description               Page
- -------                                 -----------               ----
  11              Computation of Earnings Per Share                16