Form 10-Q
period 1996-09-30
NETRIX CORP
filed 1996-11-14
CIK 889237

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

              (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number 0-50464

                              NETRIX CORPORATION
                              ------------------
              (Exact name of registrant as specified in charter)

      Delaware                                         54-1345159
 ----------------------                    ----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

13595 Dulles Technology Drive, Herndon, Virginia                        22071
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                (703) 742-6000
                                --------------
             (Registrant's telephone number, including area code)

         Indicate by check number whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X             No
                                ------             ------

         At October 31, 1996 there were 9,497,282 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                              NETRIX CORPORATION
                              ------------------

                                   FORM 10-Q
                                   ---------

                              SEPTEMBER 30, 1996
                              ------------------

                                     INDEX
                                     -----

                                                                                                Page No.

PART I -- FINANCIAL INFORMATION

         ITEM 1 -- FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations for the nine months and three months ended September 30, 1996 and
                    September 30, 1995                                                           3
                  Condensed Consolidated Balance Sheets                                          4
                  Condensed Consolidated Statements of Cash Flows                                6
                  Notes to Condensed Consolidated Financial Statements                           7

         ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS                                  10

PART II -- OTHER INFORMATION

         ITEM 1 -- LEGAL PROCEEDINGS                                                            13

         ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                             13

SIGNATURE                                                                                       14


PART I -- FINANCIAL INFORMATION

         Item 1.   Financial Statements

                               NETRIX CORPORATION
                               ------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                  Nine Months Ended               Three Months Ended
                                                                      September 30,                    September 30,
                                                                 -----------------------          ------------------------
                                                                 1996            1995               1996            1995
                                                                 ----            ----               ----            ----
Revenues:
     Product.........................................           $23,966          $31,259          $  7,604          $ 8,189
     Service.........................................             8,283            7,598             2,910            2,697
                                                                -------          -------          --------          -------

           Total revenues............................            32,249           38,857            10,514           10,886

Cost of revenues:
     Product.........................................            10,644           12,916             3,751            3,659
     Service.........................................             5,245            5,406             1,789            1,956
                                                                -------          -------          --------          -------

           Total cost of revenues....................            15,889           18,322             5,540            5,615
                                                                -------          -------          --------          -------

                  Gross profit.......................            16,360           20,535             4,974            5,271

Operating expenses:
     Sales and marketing.............................             8,763           10,825             2,719            3,518
     Research and development........................             8,294            8,132             2,706            2,735
      General and administrative.....................             3,165            3,666             1,005            1,159
     Restructuring reserve ..........................               900               --                --               --
                                                                -------          -------          --------          -------

                Loss from operations.................            (4,762)          (2,088)           (1,456)          (2,141)

Interest income, net.................................               350              551                87              207
Foreign exchange gain (loss)........................                (56)             133               (10)             (55)
                                                                -------          -------          --------          -------

                Loss before income taxes.............            (4,468)          (1,404)           (1,379)          (1,989)

Provision for income taxes...........................                69               72                33               18
                                                                -------          --------         --------          -------

Net loss.............................................           $(4,537)         $(1,476)          $(1,412)         $(2,007)
                                                                =======          =======          ========          =======

Loss per share.......................................           $ (0.48)         $ (0.16)         $  (0.15)         $ (0.21)
                                                                =======          =======          ========          =======

Weighted average number of shares outstanding........             9,458            9,357             9,491            9,411
                                                                =======          =======          ========          =======


       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (in thousands)

                                                                              September 30,                    December 31,
                                                                                   1996                           1995
                                                                              ------------                     ------------
                                                                               (Unaudited)
Current assets:
         Cash and cash equivalents.....................................        $   1,254                      $   4,370
         Short-term investments........................................            7,257                          7,357
         Accounts receivable, net of allowance for doubtful
           accounts of $1,468 at September 30, 1996 and
           $1,530 at December 31, 1995.................................           10,297                         11,052
         Inventories, net..............................................            8,492                          9,016
         Other current assets..........................................              865                            962
                                                                              ----------                     ----------
                        Total current assets...........................           28,165                         32,757

Property and equipment, net of accumulated
         depreciation of $14,806 at September 30, 1996
           and $12,131 at December 31, 1995............................            5,781                          7,130

Goodwill, net..........................................................            1,511                          1,816

Deposits and other assets..............................................              251                            282
                                                                              ----------                     ----------

                                                                               $  35,708                      $  41,985
                                                                              ==========                     ==========

      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                      (In thousands, except share amounts)

                                                                                September 30,                   December 31,
                                                                                      1996                           1995
                                                                             ----------------                   ------------
                                                                                (Unaudited)
Current liabilities:
         Line of credit................................................         $    754                      $     750
         Accrued liabilities...........................................            4,510                          4,712
         Accounts payable..............................................            3,276                          4,944
         Current portion of long-term debt.............................              241                            241
                                                                                 -------                       --------

                        Total current liabilities......................            8,781                         10,647


Long-term debt, net of current portion.................................              300                            320

Deferred rent, net of current portion..................................              438                            622
                                                                              ----------                     ----------

                                                                                   9,519                         11,589
                                                                               ---------                       --------
Stockholders' equity:
         Preferred stock, $0.05 par value; 1,000,000 shares
              authorized; none issued and outstanding..................          --                             --
         Common stock, $0.05 par value; 15,000,000
               shares authorized; 9,493,448 and 9,435,268
               shares issued and outstanding at September 30,
               1996 and December 31, 1995, respectively................              475                            472
         Additional paid-in capital....................................           55,510                         55,105
         Unrealized holding gain (loss)................................              (10)                            42
         Cumulative translation adjustment.............................              (38)                           (11)
         Accumulated deficit...........................................          (29,748)                       (25,212)
                                                                               ----------                     ----------
         Total stockholders' equity....................................           26,189                         30,396
                                                                               ----------                     ----------
                                                                               $  35,708                      $  41,985
                                                                               =========                      =========

       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                                                   Nine Months Ended September 30,
                                                                          ------------------------------------------------
                                                                                  1996                           1995
                                                                          ------------------             -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..........................................................        $  (4,537)                 $      (1,476)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
         Depreciation and amortization.................................            2,979                          2,650
         Non-cash compensation expense.................................              129                            --
         Decrease in deferred rent.....................................             (161)                          (140)
         Changes in assets and liabilities -
              Accounts receivable......................................              756                          4,498
              Inventories..............................................               20                           (550)
              Other current assets.....................................               97                            293
              Deposits and other assets................................               31                            216
              Accounts payable.........................................           (1,668)                        (1,202)
              Accrued liabilities......................................             (226)                        (1,086)
                                                                              ----------                     ----------
              Net cash (used in) provided by operating activities......           (2,580)                         3,203
                                                                              ----------                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of short-term investments...........................           (5,330)                       (14,363)
         Sales of short-term investments...............................            5,378                         12,319
         Purchases of property and equipment...........................             (822)                        (1,642)
         Cash acquired from IDS acquisition............................               --                             35
                                                                              ----------                     ----------
              Net cash provided by (used in) investing activities......             (774)                        (3,651)
                                                                              ----------                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options.......................              205                            200
         Proceeds from employee stock purchase plan....................               75                            137
         Proceeds from line of credit..................................                4                            480
         Repayments of long-term debt..................................              (20)                           --
         Payments under capital lease obligations......................             --                              (25)
                                                                              ----------                     ----------
             Net cash provided by financing activities.................              264                            792
                                                                              ----------                     ----------

Effect of foreign currency exchange rate changes on cash and
     cash equivalents..................................................              (26)                            (9)
                                                                              ----------                     ----------

Net (decrease) increase in cash and cash equivalents...................           (3,116)                           335

Cash and cash equivalents, beginning of period.........................            4,370                          6,000
                                                                              ----------                     ----------

Cash and cash equivalents, end of period...............................         $  1,254                       $  6,335
                                                                              ==========                     ==========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest......................              108                             37
         Cash paid during the period for income taxes..................          --                             --
         Capitalization of inventories into manufacturing and
              test equipment...........................................              504                            223

             See notes to unaudited condensed financial statements.

                               NETRIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1.    Basis of Presentation:

         Netrix Corporation (the "Company") was formed in 1985 to develop, manufacture, market and support a family of high performance, integrated network switching and network management products for use in enterprise-wide communications networks. During 1989, the Company formed a wholly-owned subsidiary, Netrix International Corporation (a Delaware corporation). On January 1, 1995, the Company's wholly-owned subsidiary, Netrix Telcom Systems Corporation, was merged with and into the Company. Also on January 1, 1995, the Company acquired the equipment, inventory, and contract rights of InterData Systems GmbH ("IDS"), relating to its corporate network business. All significant intercompany transactions have been eliminated.

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

2.    Acquisitions:
      ------------

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

          Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that are classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At September 30, 1996 and December 31, 1995, the unrealized holding gain/loss on short-term investments was a loss of approximately $10,000 and gain of approximately $42,000, respectively, and is reported as a separate component of stockholders' equity.

5.    Inventories:
      -----------
         Inventories consisted of the following (in thousands):

                                                                             September 30, 1996  December 31, 1995
                                                                             ------------------  -----------------
                  Raw materials........................................      $      390         $       335
                  Work in process......................................           1,207                 798
                  Finished goods.......................................           6,895               7,883
                                                                             ----------           ---------

                  Total inventories....................................      $    8,492           $   9,016
                                                                             ==========           =========

6.   Debt:

Line of Credit

                  In January 1996, the Company renegotiated its existing line of credit agreement with a lending institution to provide for a $2.0 million line of credit for working capital at an interest rate per annum equal to the lender's prime rate plus 3/4% (9.0% at September 30, 1996), which includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth. The working capital line of credit matures with unpaid principal amounts due and payable on January 3, 1997. At September 30, 1996 and December 31, 1995, the Company had approximately $754,000 and $750,000, respectively, outstanding under the working capital line of credit.

Long-term Debt

                  The Company utilized approximately $561,000 of available draws under an equipment line of credit with a lending institution, which was capped at this amount in January 1996 and began to amortize as a term loan over a 28-month period in accordance with the credit agreement. The term loan is payable in monthly installments of approximately $20,000 from September 3, 1996 through January 3, 1999. The equipment note payable bears interest at a rate per annum equal to the lender's prime rate plus 3/4% (9.0% at September 30, 1996) and is secured by certain machinery and equipment. At September 30, 1996 and December 31, 1995, the Company had approximately $541,000 and $561,000, respectively, outstanding under the equipment note payable.

7.    Product Revenues:

                  The Company's product revenues for the nine months and three months ended September 30, 1996 and 1995 were generated in the following geographic regions:

                                                      Nine Months Ended                    Three Months Ended
                                                        September 30,                         September 30,
                                                      ------------------                 --------------------
                                                       1996        1995                    1996         1995
                                                       ----        ----                    ----         ----
                  Domestic.......................   $  8,642      $17,207                $  2,765    $  4,431
                  Europe.........................      7,262        7,394                   1,524       2,364
                  Pacific Rim and other..........      8,062        6,658                   3,315       1,394
                                                   ---------    ---------               ---------   ---------
                  Total..........................    $23,966      $31,259                $  7,604      $8,189
                                                     =======      =======                ========      ======

                  All of the Company's products are manufactured and shipped out of its facilities in Herndon, Virginia and Charlotte, North Carolina. Sales are primarily denominated in U.S. dollars.

8.    Restructuring Charge:

         In March 1996, the Company recorded a restructuring charge of $900,000 before income taxes. The charge includes anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. Of this amount, approximately $487,000 remained unused at September 30, 1996.

9.     Foreign Exchange Gain (Loss):

         Generally, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. Included in foreign exchange income for the nine and three months ended September 30, 1996, is approximately $56,000 and $10,000 in translation losses, respectively, and for the nine and three months ended September 30, 1995, is approximately $133,000 in translation gains, and $55,000 in translation losses, respectively.

10.    Loss Per Share:

         Loss per share amounts have been computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods. The Company had a loss per share for the nine months and three months ended September 30, 1996, of $0.48 and $0.15, respectively, compared to a loss per share of $0.16 and $0.21, respectively, for the nine and three months ended September 30, 1995.

NETRIX CORPORATION

    Item 2.   Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations
---------------------

         Background. The results for the nine and three months ended September 30, 1996, reflect a decrease in revenues over the comparable periods in 1995. The decline is primarily a result of decreased domestic and European sales offset by an increase in revenue from its Pacific Rim markets.

         In March 1996, the Company implemented a restructuring plan, reducing its workforce by approximately 15% and consolidating its manufacturing facilities from Herndon, Virginia, and Longmont, Colorado, to one location in Charlotte, North Carolina.

         In January 1995, the Company acquired the equipment, inventory, and contract rights of IDS, relating to its corporate network business. Prior to this acquisition, IDS was a distributor of the Company and provided sales and service of the Company's products in Germany. The purchase price for the assets acquired in this transaction was $545,000. See Notes 1 and 2 to the Unaudited Condensed Consolidated Financial Statements for further discussion. The reported results include the operations of IDS since the acquisition date of January 1, 1995.

         Revenues. Total revenues decreased by $6.6 million or 17.0%, in the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Total revenues also decreased $0.4 million, or 3.4%, in the third quarter of 1996 compared to the third quarter of 1995. The decrease in revenues was due to decreased product sales offset in part by increased service revenue. Product revenues decreased $7.3 million, or 23.3% for the first nine months of 1996 compared to 1995. Product revenue to domestic customers decreased by 49.8%, sales to Europe remained flat, while sales to the Pacific Rim increased by 21.1% during this time period. Although revenue by territory can vary from quarter to quarter, the decline in domestic product revenue is partially due to the transition of the more established products to new products the company released for shipment in Q3 1996, combined with the decrease in the domestic sales force, resulting from the restructuring in March 1996. Service revenues increased by approximately $0.7 million, or 9.0%, for the nine months ended September 30, 1996 compared to nine months ended September 30, 1995. For the third quarter of 1996, there was an increase in service revenue of 7.9% from third quarter of 1995. The increase in service revenue is reflective of additions to the installed base during 1995 and early 1996.

         Gross Profit. Gross profit decreased by $4.2 million, or 20.3%, for the first nine months of 1996 compared to the first nine months of 1995, and decreased as a percentage of total revenues from 52.8% to 50.7%. For the third quarter of 1996 compared to the third quarter of 1995, gross profit decreased $0.3 million or 5.6%, and decreased as a percent of total revenues from 48.4% to 47.3%. Product gross margin decreased from 58.7% in the first nine months of 1995 to 55.6% in the first nine months of 1996. This decrease primarily resulted from a high volume of sales of the Company's lower margin products to distributors with higher discounts. As the product mix and channel mix change from quarter to quarter, product gross margins can vary within a wide range. Due to this mix, margins earned in the nine months ended September 30, 1996 are not necessarily indicative of margins that will be earned in the future. The gross margin for service revenue increased from 28.8% in the first nine months of 1995 to 36.7% in the first nine months of 1996. The higher gross margin is a result of increased service revenues as discussed above and lower service costs mainly in the areas of compensation and warranty expenses.

         Sales and Marketing. Sales and marketing expenses decreased by $2.1 million or 19.0% from the first nine months of 1995 to the first nine months of 1996. For the third quarter of 1996 as compared to the third quarter of 1995, the decrease was $0.8 million, or 22.7%. The decrease in expenses was principally due to a decrease in personnel and travel costs, and marketing programs which include trade shows and public relations.

         Research and Development. Research and development expenses increased by $0.2 million or 2.0% from the first nine months of 1995 to the comparable period of 1996. Third quarter expenses did not change significantly from 1996 to 1995. The increase was due principally to increased expenses related to equipment parts and outside services. Currently, all of the Company's research and development costs are charged to operations as incurred.

         General and Administrative. General and administrative expenses decreased by $0.5 million or 13.6%, from the first nine months of 1995 as compared to the same period in 1996. For the third quarter of 1996 compared to the third quarter of 1995 there was a decrease of $0.2 million, or 13.3%. The decrease in these expenses was due principally to a reduction in personnel costs, outside services expenses which include consulting costs, and legal and accounting fees.

         Restructuring Charge. In March 1996, the Company recorded a restructuring charge of $900,000 before income taxes. The charge includes anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. Of this amount, approximately $497,000 remained unused at September 30, 1996. Approximately $265,000 of this reserve relates to future lease obligations.

         Interest and Other Income, Net. The Company generated net interest and other income of approximately $350,000 and $87,000, respectively, in the nine and three months ended September 30, 1996, compared to approximately $551,000 and $207,000, respectively, in the same periods in 1995. The decrease in net interest income is due primarily to lower investment levels maintained in short-term investments, combined with increased interest expense on the Company's borrowings under an equipment line of credit.

         Foreign Exchange Gain. Included in foreign exchange income for the nine and three months ended September 30, 1996, is approximately $56,000 and $10,000 in translation losses, respectively, and for the nine and three months ended September 30, 1995, is approximately $133,000 in translation gains and $55,000 in translation losses, respectively.

         Net Loss. For the first nine months of 1996, the Company generated a net loss of approximately $4.5 million compared to net loss of $1.5 million in the comparable period of 1995. The net loss for the third quarter of 1996 was approximately $1.4 million compared to net loss of $2.0 million in the third quarter of 1995. The decline in earnings for the year to date and the increase in earnings in the third quarter were due to the factors discussed above.

Liquidity and Capital Resources
-------------------------------

         At September 30, 1996, the Company had approximately $1.3 million of cash and cash equivalents on hand, short-term investments of $7.3 million, and net working capital of $19.4 million, a decrease of $3.1 million, $0.1 million, and $2.7 million, respectively, for the nine month period.

         For the nine months ended September 30, 1996, the Company used approximately $2.6 million in cash from operating activities. The cash used in operating activities was primarily due to the negative cash flow from operating results and a reduction in accounts payable during the nine months. For the same period in 1995, the cash provided by operating activities totaled $3.2 million and was attributable mainly to accounts receivable collections during the period.

         For the nine months ended September 30,1996, the Company used approximately $0.8 million in investing activities. This was the result of purchases of capital expenditures during the period of $0.8 million. For the period, purchases and sales of short-term investments generally offset each other with $5.3 million in purchases and $5.4 million in sales. For the same period in 1995, the Company used approximately $3.7 million in investing activities, which consisted primarily of net purchases of short-term investments totaling $2.0 million and capital expenditures of $1.6 million. Capital expenditures in both periods were financed with cash on hand and funds generated from operations, and were primarily for additional research and development and test equipment required to support the expanded product base at the Company.

         Cash provided by financing activities in the first nine months of 1996 was approximately $0.3 million and consisted primarily of proceeds from the employee stock option and employee stock purchase plans. For the same period in 1995, cash provided by financing activities of approximately $0.8 million consisted primarily of proceeds from the equipment line of credit of $0.5 million. In January 1996, the Company renegotiated its existing line of credit with a lending institution to provide working capital. The agreement provides for a $2.0 million line of credit for working capital and includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth. In addition, the Company utilized approximately $561,000 of available draws under an equipment line of credit with the same lending institution. This amount is payable in monthly installments of approximately $20,000 from September 3, 1996 through January 3, 1999. The working line of credit matures with unpaid principal amounts due and payable on January 3, 1997. Both instruments bear interest at a rate per annum equal to the lender's prime rate plus 3/4% (9.0% at September 30, 1996). At September 30, 1996 and December 31, 1995, the Company had approximately $754,000 and $750,000, respectively, outstanding under the working capital line of credit, and approximately $541,000 and $561,000, respectively outstanding under the equipment line of credit.

         The Company believes that existing cash resources, together with internally generated funds, will be sufficient to meet its cash requirements through fiscal 1996.

                          PART II -- OTHER INFORMATION

         Item 1.     Legal Proceedings
                     -----------------
         Items 1 through 5 are not applicable.

         Item 6.     Exhibits and Reports of Form 8-K
                     --------------------------------
         (a)  Exhibits

         Exhibit No.                                 Description
         -----------                                 -----------
              11                            Computation of Earnings Per Share.

              99                            Agreement on Change in Control

         (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the Registrant during the quarter ended September 30, 1996.

                                   SIGNATURE:
                                   ---------
         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETRIX CORPORATION

Date:   November 11, 1996                 By:
      ---------------------                  --------------------------------
                                                  Robert W. Carroll
                                                  Vice President, Finance
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit

  No.                                   Description                    Page
---------                               -----------                    ----
11                Computation of Earnings Per Share                     16

99                Change in Control Agreement                           17