Form 10-K
period 1996-12-31
NETRIX CORP
filed 1997-03-31
CIK 889237

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

          (Mark One )
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                    OR
                                    --
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number  0-50464

                              NETRIX CORPORATION
                              ------------------
              (Exact name of registrant as specified in charter)

        DELAWARE                                   54-1345159
------------------------              --------------------------------
(State of Incorporation)              (IRS Employer Identification No.)

13595 Dulles Technology Drive, Herndon, Virginia        20171
------------------------------------------------     ----------
    (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code: (703) 742-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.05 PAR VALUE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                               -------      -------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

          Aggregate market value of Common Stock (par value $.05 per share) held by non-affiliates of Registrant on March 17, 1997: $28,551,276.

          The number of shares of Registrant's Common Stock (par value $.05 per share) outstanding as of March 17, 1997: 9,517,092.

                      DOCUMENTS INCORPORATED BY REFERENCE
          The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997.

ITEM 1. BUSINESS

          Netrix Corporation ("Netrix" or the "Company") develops, manufactures, markets, and supports a family of high performance networking equipment and associated network management software for use in data, voice, and image networks. Netrix/(R)/ products are designed to address the rigors of both domestic and multinational wide area networking as well as the networking needs of government agencies.

          The Company was incorporated in Virginia in October 1985, and was reincorporated in Delaware in March 1987. The Company's principal executive offices are located at 13595 Dulles Technology Drive, Herndon, Virginia 20171, and its telephone number is (703) 742-6000. Unless the context otherwise requires, "Netrix" and the "Company" refer to Netrix Corporation and its subsidiaries.

BACKGROUND

          Organizations increasingly rely on "wide area" communications to interconnect decentralized offices, remote sites, and organizational headquarters often spanning national boundaries. This trend has been driven primarily by improvements in the cost and performance of computer and communications technologies, which have in turn enabled a large scale transition to distributed computing. These technological trends, combined with the proliferation of global trade, have created a growing reliance on enterprise-wide communications to facilitate the sharing of information. In an environment in which wide area networking is critical to daily operations, communications represent a significant and increasing component of operating costs.

          In response to the varying traffic characteristics of different types of networking applications, together with the need to transmit voice and image as well as data, separate networking technologies have evolved. Popular wide area networking technologies in use today include frame relay, X.25 packet switching, Time Division Multiplexing (TDM), and Integrated Services Digital Network (ISDN). Asynchronous Transfer Mode (ATM) is an emerging transport technology that is beginning to be deployed by major carriers as their high speed network backbone. ATM is not widely deployed for enterprise wide area communications in most geographic areas. ATM is of interest to the wide area networking market, especially as network managers consider future applications and the growth of their networks. Depending on the characteristics of the network traffic, frame relay, X.25, TDM, ISDN, or ATM may be the optimum choice as a networking technology for any given application.

          Because no single networking technology is appropriate for all applications, Netrix products allow users to apply a mix of technologies depending on application requirements. Some Netrix products support simultaneous X.25, TDM, and frame relay in one integrated network. This integrated approach enables the Company's customers to share multiple networking technologies across each circuit in the network, thereby allowing them to choose the best technology for each application, and to consolidate diverse data, voice, and image traffic onto a single network. This results in improved connectivity, reduced communications costs, and significant advantages in network performance and flexibility.

          Corporate communications networks that span a wide area are often based upon a backbone of private leased lines, requiring the corporate user to pay for the full capacity of those lines during low usage times, and limiting communications to that same capacity during peak times. The increasing availability of frame relay services on the public networks has fueled a trend toward building corporate networks that access public frame relay services on an as-needed basis. Netrix products can be used to implement enterprise networks based upon either private leased lines, public services, or a combination of private and public lines. Netrix believes that the trend toward the use of public frame relay services will continue.

          In February 1997, the Company announced that it would enhance its focus on the enterprise network market with particular attention to applications for its Network Exchange family of products that consist of the 2200 series access product and the new 2500 series of high performance multi-service WAN switches. As part of intensifying its focus, the Company announced in early 1997 the discontinuance of its initiatives into the Internet access market, including the discontinuance of its initial product in this area, the micro.pop 2300 system.


NETRIX PRODUCTS

          The Company currently offers products that vary in scope, providing multiple price points and permitting the customer to choose the most appropriate platform for each site based upon functionality and performance requirements. Some are designed to provide the corporate backbone network necessary to support all of the communications needs of a large and diverse organization. Others provide an access layer to support specific applications. All are designed to enhance the efficiency and cost-effectiveness of the communications infrastructure.

          NETWORK EXCHANGE 2550. The 2550 is the first in the 2500 family, a series of new products designed to support all existing network technologies while providing a growth path toward the use of ATM for wide area enterprise communications. The 2550 provides all of the features which have made the Series 10 product line successful for the past decade while adding a four-fold increase in performance, support for up to 2400 low speed ports, and support for multiple ATM high speed interfaces running at the T3 (45 Mbps) and E3 (34 Mbps) speeds. The focus of this product is the large corporate WAN switch market. The 2550 interworks with the 2210 to provide complete multi-service networking support.

          NETWORK EXCHANGE 2410. The 2410 is based upon the entry level model of the #1-ISS SERIES 10, the Company's first product, with commercial shipments beginning in 1988. Designed for large scale requirements, the Series 10 is a multiprocessor architecture switch that ranges in size from 14 ports to models that accommodate thousands of ports.

          NETWORK EXCHANGE 2210. The 2210 is the first in the 2200 family, a series of new products to provide access network access. This scaleable series, designed to take advantage of frame relay services, is based upon enhanced frame capabilities developed by the Company. It can be configured as a standalone switch in smaller networks or as a data concentrator for large corporate backbones. The 2210 has a complete set of features which support switched compressed voice, LAN traffic, SNA traffic, as well as the traditional PAD/FRAD capabilities found in an access level product.

          The Netrix family of Network Exchanges provides flexible and scaleable network solutions for enterprises. The products are used together to provide coverage from the access level through to the corporate backbone. The Netrix products provide truly integrated Voice and Data network solutions that use the best networking technology available to the user.

          NETRIX NETWORK MANAGEMENT SYSTEM (NMS). Each of the products listed above is managed by Netrix' Network Management System (NMS). The NMS provides a full graphical user interface and remote diagnostics, allowing nodes at several different locations to be viewed and managed by the network manager at one central location.

          The Company also offers optional software features which extend the NMS to provide additional functionality. (Revenues from these features have not been significant.)

     IntelliCast/(TM)/ X.25 Broadcast. IntelliCast provides dynamic X.25 broadcast capabilities, allowing a user to send data to multiple locations simultaneously. Typical applications served by IntelliCast include financial service, news distribution, network bulletins, and software distribution. IntelliCast currently operates on the Series 10.

     SelectView/(TM)/. SelectView enables the creation of multiple subnetworks within a larger Netrix network. SelectView provides users the ability to manage a single corporate network, with its associated cost benefits, as a collection of smaller departmental, geographical, or application specific networks. SelectView operates on all of the above hardware platforms.

     RLX/(R)/ PACKET MULTIPLEXER. Available in both analog and digital versions, the RLX Packet Multiplexer compresses voice communication and integrates the transmission with fax and data signals over a single line.

     RIO/(R)/ WAN INTERFACE. The RIO WAN Interface provides a multiple access platform for circuit-switched, compressed voice, data, and video transmissions across T1, E1, and fractional T1/E1 circuits.


MARKETING AND SALES

     The Company's primary target customers are business users with multiple international locations, and government users. To address its markets throughout the world, the Company has established a multi-channel distribution and sales network.

     DIRECT SALES FORCE. A dedicated sales team, currently operating out of offices in suburban Washington, DC; Bracknell, UK; Frankfurt, Germany; and sales offices across the United States, serve commercial end users domestically and internationally.

     SYSTEMS INTEGRATORS. Sales to the United States government originate through systems integrators who in turn resell to government end users. The Company's relationships with systems integrators typically support a specific contract between the government and the systems integrator and are generally established on a contract-by-contract basis.

     INTERNATIONAL DISTRIBUTORS. Approximately 80 value added resellers ("VARs") with locations in Canada, Latin America, Europe, the Middle East, Africa, and the Pacific Rim serve the remaining geographic markets. Netrix has focused on developing relationships with VARs who it believes are knowledgeable about wide area network design and operations and are capable of providing systems installation, technical support, and follow-on service in addition to selling the Company's products. In 1996, one of the Company's distributors accounted for approximately 13.4% of total revenues.


CUSTOMER SUPPORT AND SERVICE

     A significant element of the Company's strategy has been to provide service, repair, and technical support for its customers throughout the world. A substantial portion of Netrix' service and support activities relates to software and network configuration and is provided by 24-hour, seven day telephone support through the Netrix Technical Assistance Center ("TAC"). The Company's products are designed to allow the TAC to be on line with any Netrix network in the world to diagnose problems and to respond with solutions. In addition, Netrix hardware is designed to facilitate replacement of boards; in many cases, the customer's personnel can replace a board themselves under the direction of the TAC. TAC service is provided directly to end users and as a backup service to the Company's international distributors.

     Most domestic hardware maintenance and installation is performed by Netrix personnel and third party providers. For customers outside the United States, these services are generally provided by the Company's international VARs. Netrix typically offers its customers a hardware warranty ranging from 90 days to one year and offers an optional annually renewable hardware maintenance and software support contract with each network.

     The Company's support contracts with its customers offer a variety of levels of support, with each option being priced as a percentage of the purchase price of the installed equipment. In addition, Netrix provides technical consulting and training both to end-users and to distributors. Revenues from the Company's service activities accounted for approximately 26% of total revenues in 1996, 21% in 1995 and 17% 1994. Most of the Company's customers currently have support and maintenance contracts with the Company.


RESEARCH AND DEVELOPMENT

     The market for networking products is characterized by rapidly changing technology and constantly evolving standards. Netrix believes its future success depends on its ability to continue to enhance its existing products to improve performance and functionality and to develop new products that address emerging networking market niches.

     Research and development efforts during 1996 focused on the Netrix 2000 family of next generation, high performance, switching and access products. In addition, migration of the company's network management system to a Sun Sparc platform was completed. Development continued on the Netrix Network Exchange 2550, the high-end member of the 2000 family. This cell-based, integrated switching product is designed to achieve higher performance frame relay switching, and to extend enterprise networks to access ATM services as they become available. In addition, it provides a seamless migration path for networks moving to frame relay and ATM services.

     The Netrix 2210 access product gained digital voice/fax capabilities in 1996 with the release of a 24/30 port (T1/E1) digital voice/fax card. This card, which provides high quality switched compressed voice over frame relay, can be hooked to a T1 or E1 PBX. Up to two digital voice cards can be configured in a 2210, providing 60 channels of compressed voice and fax in a single system. In addition, a T1/E1 line card was added for higher performance access and trunking.

     Enhancements made during 1996 to the existing product line included major performance improvements in frame relay switching and one of the first implementations of frame relay switched virtual circuits (SVCs). Frame relay SVCs, which will be implemented across switching and access products in early 1997, allow the most efficient, cost effective usage of bandwidth and virtual circuits in an enterprise wide area network. In addition, port density for high speed lines was improved through the development of a new connector module.

     During 1996, 1995, and 1994, research and development expenses were approximately $11.1 million, $10.8 million, and $10.1 million, respectively.


MANUFACTURING

     Netrix' manufacturing operations consist primarily of the purchase and quality control of materials, components, and subassemblies, and the final assembly and testing of products. Netrix presently uses third party turn-key vendors to perform printed circuit assembly and in-circuit testing. Hardware subassemblies are then configured by Netrix in combinations to meet individual customer requirements. While the typical lead time required for suppliers varies depending on the component, the quantity required, and other factors, the lead times in some cases can be as long as six months. However, because the Company typically purchases components in advance in anticipation of future orders, the Company is generally able to deliver products within 60 days of its receipt of an order.

     Although the Company generally uses standard parts and components for its products, certain components such as power supplies and microprocessors are currently available only from a limited number of sources. The Company does not have long-term agreements with any of these suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner from its existing sources. Although the Company believes it could develop alternative sources of supply for most of these components within a reasonable period of time, the inability to develop alternative sources, a reduction or interruption in supply, or a significant increase in the price of materials, parts or components could materially and adversely affect the Company's results of operations. The Company attempts to reduce the risk of these adverse effects by relying on forecasting of sales of different products to secure an adequate inventory of supplies.

     Netrix is certified for compliance with International Quality Standard ISO 9002 of the International Standards Organization. ISO 9002 addresses capabilities in production and installation and is a requirement for doing business with many companies and governments in Europe.

     A substantial portion of the Company's revenue in each quarter results from orders received in that quarter. The Company does not believe that its backlog at any particular point in time is necessarily indicative of future revenue.

     As part of the Company's restructuring of operations in 1996, manufacturing operations previously in Longmont, Colorado, and Herndon, Virginia, were moved to Netrix' current manufacturing outsourcing firm in Charlotte, North Carolina.


COMPETITION

     Netrix has traditionally competed in the enterprise network switching market. During 1996 it began to compete in a second area, the network access products market. Both of these product markets are extremely competitive, and the competition is likely to intensify. For 1997, Netrix has returned to the enterprise segment of the market with a particular focus on networks in transition and integrated voice/data networks.

     In the enterprise network switching market, competitors include Cisco/Stratacom, Inc., Nortel, Ascom Timeplex, and Newbridge Networks. Many of these current and potential competitors benefit from greater market recognition and have greater financial, technological, production, and marketing resources than Netrix. The principal competitive advantage of the Company's products is their ability to combine frame relay, X.25 packet switching, Time Division Multiplexing (TDM), and switched compressed voice on a single product platform. This allows customers to apply the most effective protocols for the transmission of any mixture of voice; facsimile; and asynchronous, SNA, SDLC or LAN data. Although some of the Company's competitors have developed products that combine some of these technologies, such as frame relay with TDM or frame relay with X.25, Netrix believes that its products are more cost-effective for networks where multiple applications are to be shared.

     Competition for the access layer of the enterprise networks includes Dynatech, Memotech, Motorola, Micom, NUERA (PCSI), and ACT Networks, Inc.
Netrix believes that its frame-based architecture, technology, and product strengths offer a competitive advantage. The architecture allows multiple applications to share a single permanent virtual circuit, the basic connectivity method in public frame relay networks, providing different classes of service for each application. This means that a single frame relay virtual circuit can be shared by different traffic types, such as voice, fax, SNA, SDLC, and LAN, lowering the cost of using public frame relay networks.

     The Company pioneered the development of compressed voice and fax communications over packet networks, and believes that the voice quality of its proprietary compression algorithms is superior to competitive solutions. While there is no guarantee that similar technology will not be available from other networking product vendors, the Company believes that its offering is currently unique. In the access market, many of the competitors are closer in size and resources to Netrix, but have well-established distribution relationships and more brand recognition. The access market is new and developing rapidly, and competition could increase if new companies enter the market or if existing competitors expand their product lines. An increase in competition could have an adverse impact on the Company's operating margins because of price reductions and loss of market share. Netrix believes that by focusing upon enterprise wide solutions, the benefit of the product features will offset some of the price pressures seen in the "commodity" access products.

     Another competitive factor is the Company's wide range of network management tools and their implementation, which use less network bandwidth than competitive solutions. This allows customers to reduce the operating costs of their networks by reducing people-related expenses, training, and network down-time. The combination of these two product advantages has allowed Netrix to win network sales against its competitors. However, when competing for networks that do not require integration of multiple networking technologies, or in simpler network configurations where comprehensive network management is less important to the customer, competitive products may show an advantage in either price or performance.


PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trade secret, copyright and trademark law, non-disclosure agreements, and technical measures to establish and protect their proprietary rights in their products. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     The Company believes that, because of the rapid pace of technological change in the networking industry, patent and copyright protection, while important, are less significant to the Company's competitive position than factors such as the knowledge, ability, and experience of the Company's personnel, new product development, market recognition, and ongoing product maintenance and support. The Company has registered the trademarks Netrix/(R)/, RLX/(R)/, RNET/(R)/, and RDC/(R)/, and also owns certain unregistered trademarks.

     The Company believes that its products and trademarks do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

EMPLOYEES

     The Company had 227 employees at December 31, 1996, including 57 in sales and marketing, 54 in customer support, 67 in research and development, 15 in manufacturing, and 34 in management administration and finance. None of the employees are represented by collective bargaining agreements. The Company has never experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company's principal administrative and research and development facility consists of approximately 60,000 square feet located in Herndon, Virginia. These premises are occupied under a lease agreement expiring in April 1999, with options to extend the lease for up to two additional five-year terms. In addition, the Company leases approximately 28,000 square feet at another location in Herndon, Virginia, which is currently vacant and being marketed for sublet. The term of this lease is through November 1998. A separate facility of 8,600 square feet is under lease in Longmont, Colorado, for the product development operations. The Company also leases approximately 48,000 square feet located in Boulder, Colorado, under a lease agreement expiring in July 1999. This space has been sublet to another party under a sublease agreement expiring in May 1997. The Company also maintains space in Charlotte, North Carolina, for its manufacturing operations. The space is leased from its main outsourcing manufacturer. The Company also maintains sales offices located across the US and internationally, in London, Frankfurt, Rome, and Hong Kong. The Company believes its facilities are in all material respects, suitable, adequate and well utilized.



ITEM 3. LEGAL PROCEEDINGS

     In December 1991, Gandalf Systems Corporation ("Gandalf") filed an action in the Superior Court of New Jersey against Graphnet, Inc. ("Graphnet") for approximately $2,000,000 allegedly owed to Gandalf's predecessor under a 1990 lease of equipment, which included equipment manufactured by Netrix. Graphnet counterclaimed, alleging that the equipment was inadequate and/or defective. Subsequently, Graphnet demanded approximately $2,000,000 in damages from Gandalf. In October 1993, Gandalf filed a third-party claim against the Company for indemnification against any judgment obtained by Graphnet. In March 1994, Netrix filed a third-party claim against Graphnet for moneys owed to it for equipment purchased directly from Netrix subsequent to Graphnet's lease transaction with Gandalf's predecessor. Netrix and Graphnet stipulated to a dismissal of that claim in May 1994, having resolved the matter within the context of their ongoing business relationship. Management believes Graphnet's counterclaim and Gandalf's third-party claim are without merit. The Company is defending the suit vigorously.

     On March 14, 1995, the Company was named a defendant in Moll vs. American Telephone and Telegraph Company and Netrix Corporation, 95-CV-1539, (United States District Court for the Eastern District of Pennsylvania). In that action the Company and AT&T are accused of willfully infringing a patent governing the storage of digital information. No specific monetary claims were asserted, but injunctive relief was requested. In parallel action involving a different defendant but the same patent and the same plaintiff, summary judgement was entered against the plaintiff. The plaintiff then dismissed the action against the Company without prejudice and with a right to refile the action if the plaintiff succeeds in reversing the decision in the parallel action on appeal. To the best of the Company's knowledge, the law suit related to a single product acquired as part of the acquisition of Republic Telcom Systems Corporation and does not address, nor is it directed, to the core products of Netrix Corporation. The Company does not currently believe that this action will result in a material adverse impact on the financial position of the Company.

     Other than the matters described above, the Company is not party to any litigation the adverse outcome of which it believes would have a material adverse effect on the Company of its business and is not aware that any such litigation is threatened.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders of Netrix during the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     Netrix Corporation's common stock is traded on the NASDAQ National Market under the symbol NTRX. The following table reflects the range of high and low selling prices of Netrix Corporation's common stock by quarter since January 1994. This information is based on prices reported on the NASDAQ National Market.

                1994                                   HIGH          LOW
           --------------                            --------       ------
           First Quarter............................. $ 7 1/4       $5
           Second Quarter............................ $ 6 3/4       $4 3/4
           Third Quarter............................. $ 5 3/4       $4
           Fourth Quarter............................ $ 9 5/8       $4 3/8

                1995
           --------------
           First Quarter............................. $10 1/2       $6 1/8
           Second Quarter............................ $ 8/3/8       $6 3/16
           Third Quarter............................. $ 8 3/4       $4 3/8
           Fourth Quarter............................ $ 5 5/8       $3 5/8

                1996
           --------------
           First Quarter............................. $ 5 31/32     $3 3/4
           Second Quarter............................ $10 7/8       $4 1/2
           Third Quarter............................. $10 5/8       $5 3/4
           Fourth Quarter............................ $ 8 1/8       $4 1/2

HOLDERS


   At March 17, 1997, there were approximately 234 holders of record of Common Stock.

DIVIDENDS

   The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected consolidated financial data presented below for the fiscal years ended December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from the Company's consolidated financial statements, which were audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included herein.

                                                                    YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                               1992          1993         1994          1995         1996
                                            -------------------------------------------------------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          -------------------------------------
Statement of operations data:
Total revenues.......................       $31,394        $23,398         $53,021       $48,891        $43,635
Gross profit.........................        18,496          9,752          27,557        25,225         21,572
(Loss) Income from operations........         2,464         (7,474)           (980)       (4,500)        (6,305)
Net (loss) income                             2,512         (7,827)           (579)       (3,795)        (5,968)
Net (loss) income per share                    0.37          (0.94)          (0.06)        (0.40)         (0.63)

Balance sheet data (end of period):
Working capital                              34,543         25,646          25,055        21,790         17,782
Total assets                                 46,830         35,023          45,343        41,985         34,779
Total long-term liabilities                   2,240          1,413             843           943            614
Stockholders' equity                         37,615         30,059          33,632        30,396         24,847


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS
-------------------

     In January 1997, the Company named a new President and Chief Executive Officer, Lynn C. Chapman, who had previously served the Company as Vice President of Engineering and Vice President of Private Networks. Charles W. Stein, who served the Company as President and CEO for ten years, was named Chairman of the Board.

     In February 1997, the Company announced that it would enhance its focus on the enterprise network market with particular attention to applications for both its Frame Access Node 2210 and its new multi-service Network Exchange 2550. As part of intensifying its focus, the Company announced in early 1997 the discontinuance of its initiatives into the Internet access market, including the discontinuance of its initial product in this area, the micro.pop 2300 system. The Company's plans for discontinuance of this initiative include a reduction in workforce.

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of impportant factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."


RESULTS OF OPERATIONS
---------------------

          BACKGROUND. The results for the year ended December 31, 1996 reflect a decrease in revenues of the Company from 1995. In March 1996, the Company implemented a restructuring plan to consolidate and economize its operating facilities and to reduce and redeploy its US sales force. In line with this plan, the Company moved its main operations facility from Herndon, Virginia, to Charlotte, North Carolina. In late 1996, Netrix experienced a decline in revenues in the product line it acquired from Republic Telcom, and an increase in its new product, the 2210, which combines the Republic technology with Netrix switching capability.

1996 COMPARED TO 1995

          REVENUES.   Total revenues decreased by $5.3 million or 10.8% from
1995 to 1996. Product revenues in 1996 of $32.4 million decreased $6.4 million or 16.4% from 1995 product revenues of $38.8 million. This decrease was mainly seen in revenues from the Americas region consisting of domestic product revenues which decreased 41.7% from $19.8 million in 1995 to $11.6 million in 1996 offset by Latin American sales which increased $1.8 million. International sales remained relatively flat; revenues from sales to Europe, Middle East and Africa ("EMEA") increased $1.5 million, while revenues from the Pacific Rim decreased $1.4 million. Service revenue increased $1.1 million or 11.1% from 1995 to 1996. Service revenue increased primarily due to the renewal of existing maintenance contracts in addition to the negotiation of new equipment contracts.

          GROSS PROFIT.    Total gross profit decreased $3.7 million, or 14.5%,
from 1995 to 1996, and decreased as a percentage of total revenues from 51.6% to 49.4%. The product gross margin decreased from 57.4% in 1995 to 54.7% in 1996. The decrease is due to a greater proportion of sales through distributors, which generally have higher discounts, verses direct retail sales in 1996 than in 1995. To a lesser extent, the decrease in margins was also due to the mix of products shipped to customers in 1996. The service gross margin increased from 29.4% in 1995 to 34.3% in 1996. The increase is due to the 11.1% increase in service revenue, while the cost of providing that service only increased 3.5% from 1995 to 1996.

          SALES AND MARKETING.    Sales and marketing expenses decreased $2.5
million or 17.9% from 1995 to 1996. The decrease is due to a reduction in the sales force in March of 1996, which resulted in decreased payroll, commission, and travel and entertainment expenses during 1996. Sales & Marketing personnel totalled 57 at the end of 1996 compared to 70 at the end of 1995. Marketing program expenses were also reduced significantly in 1996, mainly in the areas of advertising, promotional programs and trade shows.

          RESEARCH AND DEVELOPMENT.    Research and development expenses
increased by $.3 million or 2.8% from 1995 to 1996. The increase is due to a significant investment in developing two new products in 1996, the 2550 and 2330, offset in part by the Company-wide reduction in personnel that took place in March 1996. The R&D headcount in 1996 was reduced to 67 from 91 in December 1995. Most of the increase in expenses was in the area of project parts. As previously discussed, the 2330 product was discontinued in February 1997.

          GENERAL AND ADMINISTRATIVE.   General and administrative expenses
decreased $.5 million or 10.9% from 1995 to 1996. Reductions in compensation related costs, travel and entertainment, and consulting costs contributed to the lower 1996 expenses. G&A headcount went from 38 at the end of 1995 to 34 at the end of 1996.

          RESTRUCTURING RESERVE.   In March 1996, the Company implemented a
restructuring plan and recorded a related charge of approximately $.9 million before income taxes. The charge included anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. Approximately $403,000 of this charge was used during the first half of 1996 to cover severence and other costs associated with an approximate 15% reduction of the Company's workforce. The rest of the restructuring charge is for unrecoverable lease obligations associated with the consolidation of the Longmont, Colorado, and Herndon, Virginia, operations facilities into one facility leased in Charlotte, North Carolina. Approximately $393,000 of the reserve remained unused at December 31, 1996 related to future lease obligations.

          INTEREST (INCOME) EXPENSE, NET. Net interest income decreased 45.0% from 1995 to 1996, primarily as a result of lower short-term investment balances during 1996.

          PROVISION FOR INCOME TAXES. As of December 31, 1996, the Company had net operating losses of approximately $25.6 million available for carryforward to offset future income for Federal income tax purposes. These carryforwards expire in years 1998 through 2011.

1995 COMPARED TO 1994

          REVENUES. Total revenues decreased by $4.1 million, or 7.8%, from 1994 to 1995. Product revenues decreased $5.2 million, or 11.9%. Domestic product revenues increased from $17.6 million in 1994 to $19.8 million in 1995, while product revenues in the EMEA territory decreased from $18.2 million to $10.0 million. The majority of the decrease in total revenue is attributable to sales to distributors, which reflects the decreased EMEA sales activities. Service revenues increased approximately $1.1 million, or 12.2%, from 1994 to 1995. Service revenue increased primarily due to the renewal of existing maintenance contracts in addition to the negotiation of new equipment contracts.

          GROSS PROFIT. Gross profit decreased by $2.3 million, or 8.5%, from 1994 to 1995, but decreased only slightly as a percentage of total revenues from 52.0% to 51.6%. The product gross margin increased from 56.1% in 1994 to 57.4% in 1995. This increase is primarily attributable to a higher proportion of direct end user sales which generate higher margins, and a lower proportion of revenue from distributor channels than in 1994. In addition, a favorable mix of products sold in 1995 generated higher gross margins. The margin on service revenues decreased from 31.7% in 1994 to 29.4% in 1995. The decrease in service gross margin was primarily a result of the slow growth of the install base and increased investments in the customer support function.

          SALES AND MARKETING. Sales and marketing expenses increased by $1.6 million, or 12.6%, from 1994 to 1995. The increase in expenses was principally due to the addition of the direct sales operation in Germany in January 1995.
To a lesser extent, expenses increased related to travel and marketing programs, which include trade shows and public relations.

          RESEARCH AND DEVELOPMENT. Research and development expenses increased by $0.7 million, or 7.0%, from 1994 to 1995. Increased capital expenditures in past years resulted in higher depreciation expense. An increase in travel expenses for 1995 was the result of a higher level of travel by engineering personnel to Boulder, Colorado where the Company maintains a remote engineering facility.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $0.2 million, or 3.9%, from 1994 to 1995. The decrease in these expenses was primarily a result of the consolidation of general and administrative functions into a single location in Herndon, Virginia. With the centralization of the administrative functions in Herndon, expense reductions were achieved related to compensation, occupancy, and outside services.

          FACILITY RELOCATION.   The relocation of operations from Boulder,
Colorado, to the Company's headquarters in Herndon, Virginia, was completed during the second quarter of 1995. The reserve for relocation decreased from $841,000 at December 31, 1994, to $396,000 at December 31, 1995. During 1995,
relocation charges of approximately $529,000 were incurred and charged against the relocation reserve. In the fourth quarter of 1995, an increase was recorded to the reserve of approximately $84,000. The reserve balance at December 31, 1995, represents anticipated future losses from the sublease of the Boulder facility and will be used over the remaining lease term.

          INTEREST (INCOME) EXPENSE, NET. Net interest income increased 35.8% from 1994 to 1995, primarily as a result of a significant reduction in line of credit borrowings at the end of 1994, offset by a lesser increase in borrowings in the third quarter of 1995.

          PROVISION FOR INCOME TAXES. As of December 31, 1995, the Company had net operating losses of approximately $20.9 million available for carryforward to offset future income for Federal income tax purposes. These carryforwards expire in years 1998 through 2010.


LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1996, the Company had approximately $0.7 million of cash and cash equivalents, short-term investments of $5.3 million, and net working capital of $17.8 million.

          Capital expenditures in 1996 were $1.3 million compared to $2.2 million in 1995. These were financed with cash on hand. The expenditures were primarily for computer and test equipment used in research and development and leasehold improvements made to the headquarters building in Herndon, Virginia.

          In January 1997, the Company negotiated an extension of its existing line of credit agreement with a lending institution to provide for a $2.0 million line of credit for working capital at an interest rate per annum equal to the lender's prime rate plus 3/4% (9% at December 31, 1996). The line of credit agreement includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth. The working capital line of credit matures with unpaid principal amounts due and payable on May 3, 1997. At December 31, 1996 and 1995, the Company had approximately $754,000 and $750,000, respectively, outstanding under the working capital line of credit.

          The Company utilized approximately $561,000 of available draws under an equipment line of credit with a lending institution, which was capped at this amount in January 1996 and began to amortize as a term loan over a 28-month period in accordance with the credit agreement. The term loan is payable in monthly installments of approximately $20,000 from September 3, 1996 through January 3, 1999, bears interest at a rate per annum equal to the linder's prime rate plus 3/4% (9% at December 31, 1996), and is secured by certain machinery and equipment. At December 31, 1996 and 1995, the Company had approximately $481,000 and $561,000, respectively, outstanding under the equipment note payable.

          In the fourth quarter of 1995, the Company provided $84,000 in addition to the $900,000 provided in 1994 for expenditures for the relocation of the majority of the Boulder, Colorado, operations to Herndon, Virginia. The Company's lease term for the 48,000 square foot facility in Boulder runs through July 1999. In May 1995, the Company entered into a sublease agreement for this space expiring in May 1997.

          The Company's cash and short term investments decreased from $11.7 million at the end of 1995 to $6.0 million at the end of 1996. The Company used cash from operations of $4,525 during 1996 which was offset by cash generated from investing and financing activities of $584 and $291, respectively. The Company believes it has sufficient resources to meet its cash requirements through the next 12 months.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

          The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures and economic conditions in the United States and international markets. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

          A limited number of relatively large customer orders has accounted for and is likely to continue to account for a substantial portion of revenues in any particular fiscal period. As a result, the timing of orders could significantly affect the Company's operating results. In any period, the unexpected loss of or decline in revenues from a major customer, or the failure to generate significant revenues from other customers, could have an adverse effect on the business and operating results of the Company. Although the Company's expense levels are based in part on its expectations as to future revenue, most expenses are relatively fixed and cannot be adjusted in the short term. Accordingly if revenue levels are below expectations, operating results could be adversely affected. In addition, the Company's products often represent a significant capital expenditure for its customers and, for that reason, the Company's operating results may vary significantly depending upon general economic conditions and customers' budgetary cycles.

          A significant portion of the Company's revenues results from sales to the United States government, primarily through systems integrators. The revenues generated by this government business, which is spread across numerous agencies and departments, could be adversely affected by governmental budgetary or fiscal restraints or changes in government policy.

          The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and changes in telecommunications services offered by public carriers. The introduction of products embodying new technologies and the emergence of new industry standards or telecommunications services may adversely affect the Company's ability to market its products. This may require the Company to make substantial expenditures on research and development in order to develop new products or to maintain the competitiveness of its existing products. The Company's ability to anticipate changes in technology and in industry standards, to anticipate changes in market requirements and to successfully develop and introduce new and enhanced products on a timely basis, will be a significant factor in the Company's ability to remain competitive. If the Company is unable, for technological, financial or other reasons, to develop, introduce and successfully market products in a timely manner in response to changes in the industry, the Company's business would be materially and adversely affected. In addition, the Company has experienced delays in releasing certain of its products and there can be no assurance that it will not encounter technical or other difficulties that could delay the introduction or release of new products in the future.

          The development and introduction of new and enhanced products requires a significant investment of financial resources. To the extent that the Company's existing financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on terms reasonable to the Company or at all.

          The market for networking systems is extremely competitive. Many of the Company's competitors are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines. An increase in competition could have an adverse effect on the Company's business and operating results. Maintaining the competitiveness of the Company's products will require continued investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investment or that the Company will be able to make the technological advances necessary to maintain the competitiveness of its products.

          A significant portion of the Company's total revenues has been derived from international sales, and the Company expects that international business will continue to represent an important element of its business. Substantially all of the Company's international sales have been made through third-party distributors, and in many cases the Company relies upon only one distributor for a particular country. A reduction in the sales by some or all of these distributors or a termination of their relationships with the Company could have a material adverse effect on the Company's operations and financial performance. In addition, the Company's international business may be adversely affected by changes in demand for its products resulting from fluctuations in exchange rates, as well as by risks such as trade and tariff regulations, political instability, difficulties in obtaining export licenses, difficulties or delays in collecting accounts receivable and difficulties in staffing and managing international operations.

          The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees is subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

          The Company relies on reseller channels, including distributors and systems integrators, for a significant portion of its revenues. None of these resellers are under the control of the Company and there can be no assurance that future sales by resellers will continue at present levels or will not decline. The loss of one or more significant resellers could adversely affect the Company's business. In addition, the Company relies on resellers to provide certain limited service and support to their customers, and any deficiencies in such service and support could adversely affect the Company's business and operating results.

          Certain components used in the Company's products are currently available from only one source and others are available from only a limited number of sources. Although the Company has generally been able to obtain adequate supplies of components to date, the Company's inability to develop alternative sources if and as required in the future, or to obtain sufficient sole-source or limited-source components as required, could result in delays or reductions in product shipments, which could adversely affect the Company's operating results. Certain products that are or may in the future be marketed with or incorporated into the Company's products are supplied by or under development by third parties. These third parties may be the sole suppliers of such products. The Company also currently relies on a single contact manufacturer to assemble and test most of the Company's products. Although a number of such contract manufacturers exist, the interruption or termination of the Company's current manufacturing relationship could have a short-term adverse effect on the Company's business. The inability of any such third parties to supply, develop or manufacture components or products in a timely manner or the termination of the Company's relationship with any such third party could delay shipment of the Company's products and could have a material adverse impact on the Company's operating results.

          Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the networking industry, changes in earnings estimates and recommendations by analysts or other events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                              NETRIX CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   PAGE NO.
                                                   --------

Report of Independent Public Accountants.........      17
Consolidated Statements of Operations............      18
Consolidated Balance Sheets......................      19
Consolidated Statements of Stockholders' Equity..      21
Consolidated Statements of Cash Flows............      22
Notes to Consolidated Financial Statements.......      23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and the
Shareholders of Netrix Corporation:

  We have audited the accompanying consolidated balance sheets of Netrix Corporation (a Delaware corporation) and subsidiaries (together the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netrix Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP

Washington, D.C.
February 20, 1997

                              NETRIX CORPORATION
                              ------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                              YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                      1996             1995            1994
                                                     -------          -------         -------
Revenues:
     Product...................................      $32,434          $38,812         $44,036
     Service...................................       11,201           10,079           8,985
                                                     -------          -------         -------

           Total revenues......................       43,635           48,891          53,021

Cost of revenues:
     Product...................................       14,700           16,549          19,325
     Service...................................        7,363            7,117           6,139
                                                     -------          -------         -------

           Total cost of revenues..............       22,063           23,666          25,464
                                                     -------          -------         -------

                  Gross profit.................       21,572           25,225          27,557
                                                     -------          -------         -------

Operating expenses:
     Sales and marketing.......................       11,632           14,162          12,572
     Research and development..................       11,079           10,776          10,073
     General and administrative................        4,266            4,787           4,982
     Restructuring charge......................          900               --              --
     Facility relocation.......................           --               --             910
                                                     -------          -------         -------

                Loss from operations...........       (6,305)          (4,500      )     (980)

Foreign currency (loss) gain...................          (86)             106              --

Interest and other income, net.................          489              714             502
                                                     -------          -------         -------

                Loss before income taxes.......       (5,902)          (3,680)           (478)

Provision for income taxes.....................          (66)            (115)           (101)
                                                     -------          -------         -------

Net loss.......................................      $(5,968)         $(3,795)        $  (579)
                                                     =======          =======         =======

Net loss per share.............................       $(0.63)          $(0.40      )   $(0.06)
                                                     =======          =======         =======

Weighted-average number of shares outstanding..        9,468            9,371           9,178
                                                     =======          =======         =======

 The accompanying notes are an integral part of these consolidated statements.

                              NETRIX CORPORATION
                              ------------------

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                (In thousands)



                                                             DECEMBER 31,
                                                           ----------------
                                                            1996     1995
                                                           -------  -------
Current assets:
     Cash and cash equivalents...........................  $   687  $ 4,370
     Short-term investments..............................    5,350    7,357
     Accounts receivable, net of allowance for doubtful
       accounts of $1,380 and $1,530, respectively.......   11,649   11,052
     Inventories, net....................................    8,403    9,016
     Other current assets................................    1,011      962
                                                           -------  -------

               Total current assets......................   27,100   32,757


Property and equipment, net of accumulated depreciation
    and amortization of $15,297 and $12,131,
    respectively.........................................    6,023    7,130

Deposits and other assets                                      244      282


Goodwill, net                                                1,412    1,816
                                                           -------  -------
                                                          $ 34,779  $41,985
                                                          ========  =======


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                              NETRIX CORPORATION
                              ------------------

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                     (In thousands, except share amounts)


                                                               DECEMBER 31,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------

Current liabilities:
     Lines of credit.....................................  $    754   $  1,311
     Accounts payable....................................     3,459      4,944
     Accrued liabilities.................................     4,864      4,712
     Current portion of long-term debt...................       241         --
                                                           --------   --------

               Total current liabilities.................     9,318     10,967


Long-term debt, net of current portion...................       240         --

Deferred rent, net of current portion....................       374        622
                                                           --------   --------

Total Liabilities                                             9,932     11,589
                                                           --------   --------

Commitments and contingencies (Note 8)

Stockholders' equity:
     Preferred stock, $0.05 par value; 1,000,000 shares
       authorized; none issued and outstanding...........        --         --
     Common stock, $0.05 par value; 15,000,000
        shares authorized; 9,510,109 and 9,435,268
        shares issued and outstanding, respectively......       476        472
     Additional paid-in capital..........................    55,603     55,105
     Unrealized investment holding (loss) gain...........        (7)        42
     Cumulative translation adjustment...................       (45)       (11)
     Accumulated deficit.................................   (31,180)   (25,212)
                                                           --------   --------

     Total stockholders' equity..........................    24,847     30,396
                                                           --------   --------

                                                           $ 34,779   $ 41,985
                                                           ========   ========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                              NETRIX CORPORATION
                              ------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                (In thousands)




                                   ADDITIONAL  INVESTMENT   CUMULATIVE    UNREALIZED
                                     COMMON      PAID-IN      HOLDING    TRANSLATION   ACCUMULATED
                                     STOCK       CAPITAL    GAIN/(LOSS)   ADJUSTMENT     DEFICIT       TOTAL
                                   ----------  -----------  -----------  ------------  ------------  ---------

Balance, December 31, 1993.......    $420         $50,477      $ --          $ --      $(20,838)   $30,059

Stock options exercised..........       6             330        --            --            --        336
Issuance of Common Stock for
    Republic Telcom acquisition..      39           3,815        --            --            --      3,854
Net change in unrealized
    investment holding loss......                      --        --           (38)           --        (38)
Net loss.........................      --              --        --            --          (579)      (579)
                                     ----         -------      ----          ----      --------    -------

Balance, December 31, 1994.......     465          54,622       (38)           --       (21,417)    33,632
                                     ====         =======      ====          ====      ========    =======

Stock options exercised..........       5             197        --            --            --        202
Employee stock purchase plan.....       2             228        --            --            --        230
Compensation element of
    stock options (Note 7).......      --              58        --            --            --         58
Net change in unrealized
    investment holding gain......      --              --        80            --            --         80
Cumulative translation
    adjustment (Note 2)..........      --              --        --           (11)           --        (11)
Net loss.........................      --              --        --            --        (3,795)    (3,795)
                                     ----         -------      ----          ----      --------    -------

Balance, December 31, 1995.......     472          55,105        42           (11)      (25,212)    30,396
                                     ====         =======      ====          ====      ========    =======

Stock options exercised..........       2             218        --            --            --        220
Employee stock purchase plan.....       2             144        --            --            --        146
Retire escrow shares.............      --             (36)       --            --            --        (36)
Compensation element of
    stock options (Note 7).......      --             172        --            --            --        172
Net change in unrealized
    investment holding loss......      --              --       (49)           --            --        (49)
Cumulative translation
    adjustment (Note 2)..........      --              --        --           (34)           --        (34)
Net loss.........................      --              --        --            --        (5,968)    (5,968)
                                     ----         -------     -----   -----------      --------    -------

Balance, December 31, 1996.......    $476         $55,603      $ (7)         $(45)     $(31,180)   $24,847
                                     ====         =======      ====   ===========   ===========    =======



 The accompanying notes are an integral part of these consolidated statements.

                              NETRIX CORPORATION
                              ------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                          1996            1995          1994
                                                                        -------         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................          $(5,968)        $ (3,795)     $   (579)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation and amortization............................            3,602            3,510         3,706
     Noncash compensation expense (Note 7)....................              172               58            --
     Changes in assets and liabilities, net of acquisition -
       Accounts receivable....................................             (597)           3,701        (2,062)
       Inventories............................................             (106)          (2,270)         (967)
       Other current assets...................................              (49)             188            93
       Deposits and other assets..............................               38              (70)         (723)
       Accounts payable.......................................           (1,485)             439         1,672
       Accrued liabilities....................................               86             (908)          957
       Deferred rent..........................................             (218)            (190)         (162)
                                                                        -------         --------      --------

       Net cash (used in) provided by operating activities....           (4,525)             663         1,935
                                                                        -------         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments......................           (9,395)         (17,399)      (12,221)
     Sales and maturities of short-term investments...........           11,320           16,303        14,510
     Purchases of property and equipment......................           (1,340)          (2,189)       (1,913)
     Cash acquired from IDS acquisition.......................               --               35            --
     Expenditures related to Republic Telcom acquisition......               --               --          (558)
                                                                        -------         --------      --------
     Net cash provided by (used in) investing activities......              585           (3,250)         (182)
                                                                        -------         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (Repayments under) lines of credit, net....                4              561        (1,250)
     Principal payments of long-term debt.....................              (80)              --            --
     Proceeds from employee stock purchase plan...............              146              230           244
     Proceeds from exercise of stock options..................              220              202            92
     Payments under capital lease obligations.................               --              (25)       (1,033)
                                                                        -------         --------      --------

     Net cash provided by (used in) financing activities......              290              968        (1,947)
                                                                        -------         --------      --------

Effect of foreign currency exchange rate changes on cash and
     cash equivalents.........................................              (33)             (11)           --

Net decrease in cash and cash equivalents.....................           (3,683)          (1,630)         (194)

Cash and cash equivalents, beginning of period................            4,370            6,000         6,194
                                                                        -------         --------      --------

Cash and cash equivalents, end of period......................          $   687         $  4,370      $  6,000
                                                                        =======         ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest...................          $   139         $     94      $    193
     Cash paid during the year for income taxes...............                5               66            58

Supplemental disclosure of noncash activity:
     Capitalization of inventories into manufacturing
      and test equipment......................................          $   719         $  1,140      $    983

 The accompanying notes are an integral part of these consolidated statements.

                               NETRIX CORPORATION
                               ------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION:

     Netrix Corporation (the "Company") was incorporated in 1985 to develop, manufacture, market, and support a family of high performance, integrated network switching and network management products for use in enterprise-wide communications networks. During 1989, the Company formed a wholly-owned subsidiary, Netrix International Corporation (a Delaware corporation) which maintains operations in the United Kingdom. The Company also maintains operations in Germany and Italy through its wholly-owned subsidiaries Netrix GmbH and Netrix S.r.l., respectively. These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

     The Company's operations are subject to certain risks and uncertainties including, among others, rapidly changing technology and markets, current and potential competitors with greater financial, technological, production and marketing resources, reliance on certain sole source suppliers and a single contract manufacturer, and dependence on key management personnel.


2.  SIGNIFICANT ACCOUNTING POLICIES:

     CASH EQUIVALENTS

     Cash equivalents are primarily bank deposits, commercial paper, and government agency securities with original maturities of three months or less. These investments are carried at cost which approximates market value.

     SHORT-TERM INVESTMENTS

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

     Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that are classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 1996 and 1995, the unrealized holding gain/loss on short-term investments was a loss of approximately $7,000 and a gain of approximately $42,000, respectively, and is reported as a separate component of stockholders' equity.

     CONCENTRATION OF CREDIT RISK

     Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the certain major customers as discussed in Note 9. The Company's receivables are concentrated with both domestic and international resellers, including distributors and system integrators.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts reported in the balance sheet approximate the fair value for cash, accounts receivable, accounts payable, borrowings under the line of credit agreement and long-term debt.

     INVENTORIES

     Inventories are valued at the lower of cost or market, using the first-in, first-out ("FIFO") method.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

     Manufacturing and test equipment.......... 3-5 years
     Office furniture and equipment............ 5 years
     Purchased software........................ 3 years
     Leasehold improvements.................... Shorter of useful life or remaining lease term


     SOFTWARE DEVELOPMENT COSTS

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Amounts that could have been capitalized under this statement were immaterial and have not been capitalized.

     REVENUE RECOGNITION

     The Company receives revenue both from sales of products and from service contracts. In most cases, revenue from product sales is recognized upon shipment. Revenue from service contracts is recognized ratably over the period covered by the contract. Product sales accounted for 74% of total revenues in 1996, 79% of total revenues in 1995, and 83% of total revenues in 1994.

     WARRANTY

     The Company generally warrants its products for periods ranging from 90 days to one year and sells an optional, annually renewable, maintenance contract with most networks. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

 FOREIGN EXCHANGE GAIN/LOSS

  Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. Included in the consolidated statements of operations for the year ended December 31, 1996, is a foreign exchange loss of approximately $86,000. For the year ended December 31, 1995 there was a foreign exchange gain of approximately $106,000, and there was no foreign exchange gain or loss for the year ended December 31, 1994.

     INTEREST EXPENSE

     Interest expense of approximately $125,000, $86,000, and $222,000 for 1996, 1995, and 1994, respectively, was incurred and is presented as a reduction of interest income in the accompanying consolidated statements of operations.

     EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share amounts have been computed using the weighted-average number of common shares and common equivalent shares having a dilutive effect during the periods. For the years ended December 31, 1996, 1995, and 1994, the effect of options has not been considered as they would have been antidilutive.

 USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 RECLASSIFICATIONS

  Certain amounts have been reclassified in the prior year financial statements to conform with current year presentation of these amounts.

 LONG-LIVED ASSETS

  The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future, undiscounted, net cash flows will be less than the carrying amount of the assets.

3.  ACQUISITIONS:

 REPUBLIC

     On January 20, 1994, the Company acquired Republic Telcom Systems Corporation ("Republic") by means of a merger of NAC Corp., a newly formed subsidiary of Netrix, with and into Republic, leaving Republic, renamed Netrix Telcom Systems Corporation ("Telcom"), a wholly-owned subsidiary. The acquisition was financed through the issuance of approximately 782,000 shares of the Company's Common Stock and net cash payments totaling approximately $558,000. These shares, valued at approximately $3.9 million, were issued to certain creditors of Republic holding promissory notes in an aggregate amount of $4.5 million on December 31, 1993. In addition, the Company incurred other acquisition related expenses of approximately $340,000. The acquisition was accounted for as a purchase. The purchase price was allocated as follows (in thousands):

Accounts receivable.....  $ 4,447
Inventories.............    2,312
Property and equipment..    1,392
Other assets............    1,013
Goodwill................    2,309
Line of credit assumed..   (2,000)
Liabilities assumed.....   (4,562)
                          -------

                          $ 4,911
                          =======

     Goodwill recorded as a result of the acquisition is being amortized over seven years.

     The unaudited pro forma information presented below (in thousands, except per share data) reflects the acquisition of Republic as if it had occurred on January 1, 1994. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date.



                                                   TWELVE MONTHS ENDED
                                                   -------------------
                                                     DECEMBER 31, 1994
                                                    ------------------
Revenues.....................................             $ 53,483
Net loss.....................................                 (487)
Net loss per share...........................                (0.05)


     Effective January 1, 1995, Telcom was merged with and into the Company.

     IDS

     On January 1, 1995, the Company acquired the equipment, inventory, and contract rights of InterData Systems GmbH ("IDS"), relating to its corporate network business. Prior to this acquisition, IDS was a distributor of the Company and provided sales and service of the Company's products in Germany. The purchase price for the assets acquired in this transaction was $545,000. All of the assets acquired were transferred to Netrix GmbH, a wholly-owned subsidiary of the Company, which was established concurrently with the acquisition of the assets of IDS. The purchase price was allocated as follows (in thousands):

Capital assets....................................   $313
Goodwill..........................................    185
Inventories.......................................     47
                                                     ----
                                                     $545
                                                     ====

The unaudited pro forma information presented below (in thousands, except per share data) reflects the acquisition of IDS as if it had occurred on January 1, 1994. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date.

                                                       TWELVE MONTHS ENDED
                                                       -------------------
                                                         DECEMBER 31, 1994
                                                         -----------------
     Revenues...................................              $ 52,469
     Net loss...................................                  (817)
     Net loss per share.........................                 (0.09)

4.  INVENTORIES:

     Inventories consist of the following (in thousands):

                                                        DECEMBER 31,
                                                     ----------------
                                                      1996     1995
                                                     -------  -------

          Raw materials...........................   $  326   $  335
          Work in process.........................      869      798
          Finished goods..........................    7,208    7,883
                                                     ------   ------

          Total inventories.......................   $8,403   $9,016
                                                     ======   ======

          Work in process and finished goods include direct labor and manufacturing overhead. Finished goods include approximately $1,059,000 and $892,000 of inventory in the hands of customers for evaluation as of December 31, 1996 and 1995, respectively.


5.  PROPERTY AND EQUIPMENT:

          Property and equipment, net, consists of assets owned and leased under capital lease arrangements as follows (in thousands):

                                                           DECEMBER 31,
                                                       --------------------
                                                         1996       1995
                                                       ---------  ---------

          Manufacturing and test equipment...........  $ 12,310   $ 11,181
          Office furniture and equipment.............     6,367      5,561
          Purchased software.........................     2,643      2,519
          Accumulated depreciation and amortization..   (15,297)   (12,131)
                                                       --------   --------
          Net........................................  $  6,023   $  7,130
                                                       ========   ========


6.  ACCRUED LIABILITIES:

          Accrued liabilities consist of the following (in thousands):

                                                DECEMBER 31,
                                              ----------------
                                               1996     1995
                                              -------  -------

          Deferred maintenance revenue......   $  870   $1,137
          Payroll and related compensation..      929      956
          Warranty..........................      595      650
          Facility Relocation...............      353      396
          Restructuring Reserve.............      393       --
          Distributor maintenance payable...      111       36
          Deferred rent, current portion....      248      218
          Other.............................    1,365    1,319
                                               ------   ------
                                               $4,864   $4,712
                                               ======   ======

7.  COMMON STOCK AND STOCK PLANS:

          The Company maintains three plans which are described below, whereby employees and directors of the Company are granted the opportunity to acquire an equity interest in the Company. A total of 2,925,000 shares of Common Stock have been reserved for issuance in aggregate under these plans. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company has historically accounted for employee stock options or similar equity instruments under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

          SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The Company has elected to apply APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation. Had compensation cost for the Company's three stock-based compensation plans been determined based upon the fair value method at the grant dates for award under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                           TWELVE MONTHS ENDED DECEMBER 31,
                                          ----------------------------------
                                                   1996            1995
                                                 ---------       ---------

Net loss                      As reported         $(5,968)        $(3,795)
                              Pro forma           $(6,807)        $(4,031)

Net loss per share            As reported         $ (0.63)        $ (0.40)
                              Pro forma           $ (0.72)        $ (0.43)

          Because the fair value method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of the cost to be expected in future years.

          The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995; no dividend yield, 70 percent volatility, risk free interest rates approximating 5 percent and an average expected life of approximately 5 years. The weighted average grant date fair value of the options issued in 1996 and 1995 was approximately $5.89 and $5.61, respectively. The weighted average remaining contractual life for options outstanding as of December 31, 1996 is 8.5 years.

          INCENTIVE STOCK OPTION PLAN

          Under the terms of the Company's 1996 Stock Option Plan, either incentive stock options or nonstatutory options may be granted. Generally, the purchase price of shares subject to any incentive option granted will not be less than the fair market value at the date of grant. Stock options granted expire five to ten years from the grant date and typically vest 20% to 25% per year. Compensation expense recorded for options granted at less than the fair market value at the date of the grant is recognized on a straight-line basis over the performance period and totaled approximately $172,000 in 1996, $58,000 in 1995, and $0 in 1994. At December 31, 1996 there is no remaining deferred compensation expense related to these grants.

          The following table summarizes the option activity under this plan:

                                                                         WEIGHTED AVERAGE
                                            NUMBER         OPTION PRICE    OPTION PRICE
                                           OF SHARES        PER SHARE       PER SHARE
                                       -----------------  --------------  -------------
     Outstanding, December 31, 1993..       499,377       $0.750-$17.250     $5.42
         1994:
          Granted....................       280,000       $ 4.000-$6.250     $6.14
          Exercised..................       (63,015)      $ 1.080-$5.750     $1.44
          Canceled...................      (116,462)      $ 1.680-$6.720     $6.10
                                          ---------
     Outstanding, December 31, 1994..       599,900       $1.080-$17.250     $6.04
         1995:
          Granted....................       475,000       $ 2.563-$8.690     $5.12
          Exercised..................       (94,101)      $ 1.080-$6.250     $2.14
          Canceled...................      (131,093)      $ 1.680-$8.690     $6.40
                                          ---------
     Outstanding, December 31, 1995..       849,706       $1.680-$17.250     $5.90
         1996:
          Granted....................       820,055       $ 4.250-$9.625     $5.89
          Exercised..................       (43,113)      $ 1.680-$6.250     $5.12
                                          ---------       --------------     -----
          Canceled..................       (140,500)      $ 1.680-$7.875     $5.88
                                          ---------
     Outstanding, December 31, 1996..     1,486,148       $1.680-$17.250     $5.92
                                          =========                          =====

     Exercisable, December 31, 1994..       180,126       $1.080-$17.250     $4.53
                                          =========                          =====
     Exercisable, December 31, 1995..       187,774       $1.680-$17.250     $6.74
                                          =========                          =====
     Exercisable, December 31, 1996..       488,187       $1.680-$17.250     $5.74
                                          =========                          =====

 EMPLOYEE STOCK PURCHASE PLAN

          Under the 1992 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue semi-annual offerings of up to 50,000 shares. The number of shares available for an offering may be increased at the election of the Board of Directors by the number of shares of Common Stock, if any, which were made available but not purchased during an earlier offering. Each offering is six months in length and commences on each July 1 and January 1. Under the terms of the Plan, employees can choose prior to each offering to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-offering or end-of-offering market price. Under the Plan, the Company sold 36,556 shares, 43,848 shares, and 54,709 shares to employees in 1996, 1995, and 1994, respectively.

 DIRECTOR OPTION PLAN

  Under the terms of the Director Option Plan, directors of the Company who are not officers or employees of the Company each receive nonstatutory options to purchase 9,000 shares of Common Stock of the Company. In 1996, 1995, and 1994, independent members of the Board of Directors were granted options to purchase a total of 27,000, 9,000, and 9,000 shares, respectively, of common stock at $4.69, $7.13, and $4.00 per share, respectively, under the Director Option Plan. At December 31, 1996 a total of 72,000 shares were outstanding under the Director Option Plan.


8.  COMMITMENTS AND CONTINGENCIES:

 LINE OF CREDIT

  In January 1997, the Company negotiated an extension of its existing line of credit agreement with a lending institution to provide for a $2.0 million line of credit for working capital at an interest rate per annum equal to the lender's prime rate plus 3/4% (9% at December 31, 1996). The line of credit agreement includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth. The working capital line of credit matures with unpaid principal amounts due and payable on May 3, 1997. At December 31, 1996 and 1995, the Company had approximately $754,000 and $750,000, respectively, outstanding under the working capital line of credit.

 LONG-TERM DEBT

  The Company utilized approximately $561,000 of available draws under an equipment line of credit with a lending institution, which was capped at this amount in January 1996 and began to amortize as a term loan over a 28-month period in accordance with the credit agreement. The term loan is payable in monthly installments of approximately $20,000 from September 3, 1996 through January 3, 1999, bears interest at a rate per annum equal to the lender's prime rate plus 3/4% (9% at December 31, 1996), and is secured by certain machinery and equipment. At December 31, 1996 and 1995, the Company had approximately $481,000 and $561,000, respectively, outstanding under the equipment note payable.

 CAPITAL LEASE OBLIGATION

  In November 1994, the Company paid down capital lease obligations in the amount of $518,000 under a prior lease agreement with another banking institution.

 RESTRUCTURING CHARGE

  In March 1996, the Company recorded a restructuring charge of approximately $900,000 before income taxes. The charge included anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. As part of this plan, the Company vacated leased office space in Herndon, Virginia, and Longmont, Colorado. Approximately $403,000 was charged against this reserve during 1996 related to severence and other costs associated with an approximate 15% reduction of the Company's workforce. Approximately, $393,000 of this provision remained accrued at December 31, 1996 to cover anticipated losses from the Herndon and Longmont lease commitments.

  The accompanying financial statements include management's best estimate of the amounts expected to be realized from the subleasing of its Herndon facility. The estimates are based upon an analysis of the facility, the local real estate markets and the advice of real estate professionals. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in the calculation of the accrual. The future minimum rental payments under this lease are approximately $3.2 million. The lease also calls for payments for the Company's proportionate share of certain operating expenses.

 FACILITY RELOCATION

  During the third quarter of 1994, the Company recorded a provision for facility relocation totaling approximately $910,000, related to the relocation of Telcom operations from Boulder, Colorado, to the Company's headquarters in Herndon, Virginia. These charges included approximately $375,000 associated with severance and other costs related to the Company's reduction in work force, $425,000 related to the consolidation of offices, including vacating the office space in Boulder, and $110,000 for miscellaneous expenses including the write-off of certain of Telcom's assets. During the fourth quarter of 1995, the Company recorded an additional provision of approximately $84,000 related to the sublease of the Boulder facility. Relocation activities were completed during the second quarter of 1995, and at December 31, 1996, approximately $353,000 of this provision remained to cover anticipated losses from the Boulder lease commitment.

  The accompanying financial statements include management's best estimate of the amounts expected to be realized from the subleasing of its Boulder facility. The estimates are based upon an analysis of the facility, the local real estate markets and the advice of real estate professionals. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in the calculation of the accrual. The future minimum rental payments under this lease are approximately $983,000. The lease also calls for payments for the Company's proportionate share of certain operating expenses.

 LEASES

  The Company has entered into lease agreements for office space and equipment expiring through April 1999. The lease for the Company's headquarters facility includes annual escalations of a fixed amount during each year of the lease.
The Company recognizes rent expense on a straight-line basis. Net rent expense in 1996, 1995, and 1994 was approximately $2,475,000, $2,501,000 and $2,775,000, respectively.

  In 1995, the Company began operations under a lease for a facility in Longmont, Colorado, containing approximately 8,600 square feet for the purpose of continuing product development activities in Colorado. In addition, the Company completed the relocation of the remaining operations in Boulder and entered into a sublease arrangement for this facility of 48,000 square feet, which expires in May 1997. Sublease revenue for 1996 and 1995 was approximately $380,000 and $230,000, respectively, and is presented as a reduction of rent expense in the accompanying consolidated statements of operations.

  In 1996, the Company began leasing space from its main outsourcing manufacturer in Charlotte, North Carolina, for its operations facilities.

  Future minimum lease payments for office space and equipment under operating leases are as follows (in thousands):


      FOR THE YEARS ENDING                 SUBLEASE    NET
           DECEMBER 31,          PAYMENTS  REVENUE   PAYMENTS
      --------------------       --------  --------  --------

          1997.................    $2,380      $158    $2,222
          1998.................     2,344        --     2,344
          1999.................       731        --       731
          2000 and thereafter..        --        --        --
                                   ------  --------    ------
                                   $5,455      $158    $5,297
                                   ======  ========    ======


     EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) savings plan ("401(k) plan") covering all eligible employees. The Company began contributing to the 401(k) plan effective July 1, 1996. The Company matches employee contributions up to the first 6% of eligible income at a rate of 25%. The matching funds are subject to 20% vesting per year beginning with the employee's first day with the Company; therefore, certain employees were 100% vested in the Company matching contributions on July 1, 1996. In 1996, the company contributed approximately $44,000 to the 401(k) plan. No Company contributions were made to the 401(k) plan in 1995 and 1994.

 LITIGATION

  In December 1991, Gandalf Systems Corporation ("Gandalf") filed an action in the Superior Court of New Jersey against Graphnet, Inc. ("Graphnet") for approximately $2,000,000 allegedly owed to Gandalf's predecessor under a 1990 lease of equipment, which included equipment manufactured by Netrix. Graphnet counterclaimed, alleging that the equipment was inadequate and/or defective. Subsequently, Graphnet demanded approximately $2,000,000 in damages from Gandalf. In October 1993, Gandalf filed a third-party claim against the Company for indemnification against any judgment obtained by Graphnet. In March 1994, the Company filed a third-party claim against Graphnet for moneys owed to it for equipment purchased directly from the Company subsequent to Graphnet's lease transaction with Gandalf's predecessor. The Company and Graphnet stipulated to a dismissal of that claim in May 1994, having resolved the matter within the context of their ongoing business relationship. Management believes Graphnet's counterclaim and Gandalf's third-party claim are without merit. The Company is defending the suit vigorously.

  On March 14, 1995, the Company was named a defendant in Moll vs. American Telephone and Telegraph Company and Netrix Corporation, 95-CV-1539, (United States District Court for the Eastern District of Pennsylvania). In that action the Company and AT&T are accused of willfully infringing a patent governing the storage of digital information. No specific monetary claims were asserted, but injunctive relief was requested. In parallel action involving a different defendant but the same patent and the same plaintiff, summary judgment was entered against the plaintiff. The plaintiff then dismissed the action against the Company without prejudice and with a right to refile the action if the plaintiff succeeds in reversing the decision in the parallel action on appeal. To the best of the Company's knowledge, the lawsuit related to a single product acquired as part of the acquisition of Republic Telcom Systems Corporation and does not address, nor is it directed, to the core products of Netrix Corporation. The Company does not currently believe that this action will result in a material adverse impact on the financial position of the Company.

  Other than the matters described above, the Company is not party to any litigation the adverse outcome of which it believes would have a material adverse effect on the Company's financial position or future results of operations and is not aware that any such litigation is threatened.


9.  REVENUES:

 SIGNIFICANT CUSTOMERS

  Customers that accounted for greater than 10% of total revenues in 1996, 1995, and 1994 are described below (in thousands).

                                    YEARS ENDED DECEMBER 31,
                                   -------------------------
                                    1996      1995     1994
                                   ------   -------  -------

Distributor 1..                    $5,837     *         *
End User 1.....                       *     $5,592      *
Distributor 2..                       *       *      $6,969

* Revenue accounted for less than 10% of total revenues for the period.

          PRODUCT REVENUES

          The Company's product revenues for 1996, 1995 and 1994 were generated in the following geographic regions (in thousands):

                                  YEARS ENDED DECEMBER 31,
                                  -------------------------
                                   1996     1995     1994
                                  -------  -------  -------

Domestic........................  $11,554  $19,822  $17,561
Europe, Middle East and Africa..   11,531   10,002   18,214
Pacific Rim and other...........    9,349    8,988    8,261
                                  -------  -------  -------

Total...........................  $32,434  $38,812  $44,036
                                  =======  =======  =======


          Included in domestic product revenues are sales through systems integrators and distributors to the Federal Government of approximately $2,164,000, $5,873,000, and $6,077,000 in 1996, 1995 and 1994 respectively.

          Beginning in 1996, all of the Company's products are assembled, tested and shipped out of its facility in Charlotte, North Carolina.


10.  INCOME TAXES:

          The components of income tax expense consist of the following (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                  1996      1995       1994
                                                                -------    -------    ------
   Current provision:
     Federal                                                    $(1,534)   $(1,251)   $ 321
     Federal - Alternative minimum tax                               --         --       20
     State                                                         (185)      (135)      60
     Current provision (benefit) creation of net operating
       loss carryforward.....................................     1,719      1,416     (366)
     Foreign                                                         66         85       66
   Deferred (benefit) provision:
     Federal................................................         --         --       --
     State..................................................         --         --       --
                                                                -------    -------     ----

                                                                $    66    $   115    $ 101
                                                                =======    =======    =====

The provision for income taxes results in effective rates that differ from the Federal statutory rate as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                     -------------------------
                                                                      1996     1995     1994
                                                                     -------  -------  -------
          Statutory Federal  income tax rate........................  (35.0)%  (35.0)%  (35.0)%
          Effect of graduated rates.................................    1.0      1.0      1.0
          State income taxes,net of Federal tax benefit.............   (4.3)    (4.3)    (4.3)
          Benefit of net operating loss carryforward................     --       --    (76.8)
          Losses without current tax benefit........................   38.3     39.1    118.4
          Federal alternative minimum tax...........................     --       --      4.0
          Foreign income taxes......................................    1.1      2.3     13.7
                                                                     ------   ------   ------
          Effective rate............................................    1.1%     3.1%    21.0%


          As of December 31, 1996, the Company had net operating losses of approximately $25.6 million available for carryforward to offset future income for Federal income tax purposes. The Company has additional net operating loss carryforwards of $3 million as a result of the 1994 acquisition of Republic.
Due to Internal Revenue Service rules regarding change in ownership, the use of these net operating losses is limited to $300,000 per year. These carryforwards expire in years 1998 through 2011.

          Net operating loss carryforwards may be used to offset only 90% of the Company's alternative minimum taxable income. The provision for the alternative minimum tax will be allowed as a credit carryover against regular tax in the future in the event the regular tax expense exceeds the alternative minimum tax expense.

          These carryforwards are subject to limitation of the amount available to be used in any given year due to significant changes in ownership interests. In addition, the Company has research and development tax credit carryforwards of approximately $2,029,000 which are available to offset future Federal income taxes with certain limitations. Temporary differences between financial reporting and income tax reporting result primarily from the treatment of deferred rent, depreciation expense, and capitalization of certain inventory costs for tax purposes.

The components of the net deferred tax asset were as follows (in thousands):

                                      YEARS ENDED DECEMBER 31,
                                     --------------------------
                                         1996          1995
                                     ------------  ------------
 Federal regular tax operating
   loss carryforwards..............     $  9,933      $  8,361
 State regular tax operating
   loss carryforwards..............        1,220         1,027
 Research and development tax
   credit carryforwards............        2,029         1,792
 Basis difference attributable to
    Telcom acquisition.............       (1,182)       (1,312)
 Other.............................        2,467         2,396
                                        --------      --------
                                        $ 14,467      $ 12,264
 Valuation allowance...............      (14,467)      (12,264)
                                        --------      --------
 Deferred tax asset................     $     --      $     --
                                        ========      ========

          The Company determined that the net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

11.  SUBSEQUENT EVENTS:

In February 1997, the Company announced that it would enhance its focus on the enterprise network market with particular attention to applications for both its Frame Access Node 2210 and its new multi-service Network Exchange 2550. As part of intensifying its focus, the Company announced in early 1997 the discontinuance of its initiatives into the Internet access market, including the discontinuance of its initial product in this area, the micro.pop 2300 system. The Company's plans for discontinuance of this initiative include a reduction in workforce.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of Netrix Corporation will be set forth in the Netrix Corporation proxy statement for the annual meeting of shareholders to be held May 27, 1997, and is incorporated herein by reference.

  Set forth below are the names, ages as of March 1, 1997, position and business experience of the executive officers of Netrix.

Name and Age                                Office and Experience
------------                 ---------------------------------------------------
 Lynn C. Chapman, 43.......  President and Chief Executive Officer.  Mr.
                             Chapman joined the Company in December 1992 and
                             was named Vice President in February 1993.  During
                             1996 Mr. Chapman assumed additional responsibility
                             as Vice President -- Network Products, and was
                             named President and CEO in February 1997.  Prior
                             to joining Netrix, Mr. Chapman served in various
                             management positions at Data General Corporation
                             from 1989 to November 1992, where his most recent
                             position was Director, Special Systems Division
                             Health Care Markets where he was responsible for
                             strategic planning and operations.

 J. Gerard Cregan, 61......  Executive Vice President -- Operations.  Mr.
                             Cregan joined the Company in his present position
                             in October 1988.  During 1994 Mr. Cregan assumed
                             additional responsibility as Vice President and
                             Director of Telcom Operations.  From 1984 to 1988
                             Mr. Cregan served as Vice President of Operations
                             and Field Service of Raster Technologies, Inc., a
                             manufacturer of high resolution graphic systems
                             for computer applications.

 G. Brent Wilson, 40.......  Executive Vice President -- Customer Support.  Mr.
                             Wilson joined the Company in December 1990 and was
                             named Vice President in January 1996.  While at
                             Netrix he has also served as Director of Technical
                             Services.  Prior to Netrix, Mr. Wilson served as
                             Manager of Communications for the Price Company.

 Robert W. Carroll, 36.....  Executive Vice President -- Finance and
                             Administration.  Prior to his appointment as Vice
                             President in July 1996, Mr. Carroll served as the
                             Company's Corporate Controller since 1992 and had
                             previously held the position of General Accouting
                             Manager from 1987 to 1992.  Before joining Netrix
                             he was with Magnavox CATV (now Phillips Broadband,
                             Inc.) where he served as General Accounting
                             Manager for five years.



ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in the Netrix Corporation proxy statement for the annual meeting of shareholders to be held May 27, 1997, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth in the Netrix Corporation proxy statement for the annual meeting of shareholders to be held May 27, 1997, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS

     The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 16.

     (2)  FINANCIAL STATEMENT SCHEDULES

     INDEX TO CONSOLIDATED FINANCIAL STATEMENT SUPPLEMENTAL SCHEDULE       PAGE
     ---------------------------------------------------------------       ----

     Report of Independent Public Accountants on Supplemental Schedule     41
     For the three years in the period ended December 31, 1996:
          Schedule II - Consolidated Valuation and Qualifying Accounts     42

          All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

                       (3) EXHIBITS

EXHIBIT
-------
NUMBER                 DESCRIPTION
-------  ----------------------------------------
   3.1   --Amended and Restated Certificate of Incorporation of the Registrant,
         as amended (incorporated by reference to Exhibit 3.1 to the
         Registrant's registration statement on Form S-1 filed September 18,
         1992, as amended (File No. 33-50464) (the "1992 S-1").
   3.2   --Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the 1992 S-1).
   4.1   --Form of Common Stock Certificate (incorporated by reference to
         Exhibit 4.1 of the 1992 S-1).
  10.1*  --Amended and Restated Incentive Stock Option Plan of the Registrant,
         as amended (incorporated by reference to Exhibit 10.1 of the 1992 S-1).
  10.2*  --1992 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.2 of the 1992 S-1).
  10.3*  --1992 Directors Stock Option Plan of the Registrant (incorporated by reference to exhibit 10.3 of the 1992 S-1).
  10.4   --Class D Convertible Preferred Stock Purchase Agreement, dated June 1,
         1990, among the Registrant and purchasers of the Registrant's Class D
         Convertible Preferred Stock (incorporated by reference to Exhibit 10.4 of the 1992 S-1).
  10.5   --Office Lease, dated December 9, 1988, as amended, between the
         Registrant and Dulles Technology Center Venture, for the Registrant's
         principal executive offices at 13595 Dulles Technology Drive, Herndon,
         Virginia (incorporated by reference to Exhibit 10.6 of the 1992 S-1).
  10.6   --Office Lease, dated September 15, 1992, between the Registrant and
         Brit Limited Partnership, for the Registrant's administrative offices at The Hallmark Building, Renaissance Centre in the Renaissance Park at
         Dulles, Herndon, Virginia (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended December 31,
         1992 (the "1992 10-K")).
  10.7   --Agreement and Plan of Merger dated December 23, 1993, among
         Registrant, NAC Corp., and Republic Telcom Systems Corporation, as
         amended (incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 3, 1994, as amended by Amendment No. 1 on
         Form 8-K/A filed on March 30, 1994 (the "8-K").
  10.8   --Debtholders Agreement dated January 23, 1994, among Registrant and the other signatories thereto (incorporated by reference to the 8-K).
  10.9   --Loan Agreement dated, December 27, 1994 between the Registrant and
         Silicon Valley Bank
 10.10   --Loan Agreement dated March 18, 1996 between the Registrant and
         Silicon Valley Bank, as modified by this agreement.
 10.11   --Loan Agreement dated, January 3, 1997 between the Registrant and
         Silicon Valley Bank, as modified by this agreement.
    11   --Computation of Earnings Per Share.
    21   --Subsidiaries of the Registrant.
  23.1   --Consent of Arthur Andersen LLP

--------------
* This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

(B) REPORTS ON FORM 8-K

          No report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1996.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NETRIX CORPORATION


Date:   March 28, 1997                        By:____________________________
                                                 Lynn C. Chapman
                                                 President and Chief Executive
                                                 Officer

SIGNATURE                                     TITLE                    DATE
---------                        -------------------------------  --------------

                                   President, Chief Executive     March 28, 1997
-------------------------              Officer and Director
Lynn C. Chapman                   (Principal Executive Officer)


                                 Vice President-Finance, Chief    March 28, 1997
-------------------------       Financial Officer and Treasurer
Robert W. Carroll                (Principal Financial Officer)

                                                                  March 28, 1997
-------------------------                   Director
Charles W. Stein
                                                                  March 28, 1997
-------------------------                   Director
Stephen E. Coit
                                                                  March 28, 1997
-------------------------                   Director
Arthur J. Marks
                                                                  March 28, 1997
-------------------------                   Director
William T. Rooker
                                                                  March 28, 1997
-------------------------                   Director
V. Orville Wright
                                                                  March 28, 1997
-------------------------                   Director
John Burton

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and
Shareholders of Netrix Corporation:

          We have audited in accordance with generally accepted auditing standards, the financial statements of Netrix Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated February 20, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included on page 42 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                            ARTHUR ANDERSEN LLP

Washington, DC,
February 20, 1997

                                                                     SCHEDULE II


                               NETRIX CORPORATION

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)



                                  BALANCE AT  CHARGED TO                           BALANCE AT
                                  BEGINNING   COSTS AND                              END OF
DESCRIPTION                       OF PERIOD    EXPENSES      OTHER     DEDUCTIONS    PERIOD
--------------------------------  ----------  ----------  -----------  ----------  ----------

Year Ended December 31, 1994:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable).....  $  850        $229         $1,000*     $284          $1,795
Year Ended December 31, 1995:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable).....  $1,795          --             --       265          $1,530
Year Ended December 31, 1996:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable).....  $1,530         156           (200)*     106          $1,380



*Amounts related to Republic Telcom purchase accounting.

                                 EXHIBIT INDEX





 EXHIBIT
---------
 NUMBER                             DESCRIPTION                           PAGE
---------  -------------------------------------------------------------  ----

  10.11    -- Loan Agreement between Registrant and Silicon Valley Bank.
  21       -- Subsidiaries of the Registrant.
  23.1     -- Consent of Arthur Andersen LLP


