Form 10-Q
period 1997-03-31
NETRIX CORP
filed 1997-05-15
CIK 889237

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q

             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________


                        Commission File Number 0-50464


                              NETRIX CORPORATION
              (Exact name of registrant as specified in charter)

             Delaware                                  54-1345159
     (State of Incorporation)                (IRS Employer Identification No.)

13595 Dulles Technology Drive, Herndon, Virginia                      20171
(Address of principal executive offices)                            (Zip Code)

                                (703) 742-6000
             (Registrant's telephone number, including area code)


           Indicate by check number whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                    ---        ---

           At April 30, 1997 there were 9,525,805 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                              NETRIX CORPORATION
                              ------------------
                                   FORM 10-Q
                                   ---------
                                MARCH 31, 1997
                                --------------
                                     INDEX
                                     -----

                                                                                  Page No.
PART I -- FINANCIAL INFORMATION                                                  ---------

     ITEM 1 -- FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1997 and 1996                               2
            Condensed Consolidated Balance Sheets                                    3
            Condensed Consolidated Statements of Cash Flows                          5
            Notes to Unaudited Condensed Consolidated Financial Statements           6

     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                   9


PART II -- OTHER INFORMATION

     ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                     12


SIGNATURE                                                                           13

PART I -- FINANCIAL INFORMATION

       Item 1.   Financial Statements


                              NETRIX CORPORATION
                             ------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 ---------------------------
                                                                                 1997                 1996
Revenues:
      Product........................................................          $    5,937            $   8,633
      Service........................................................               2,485                2,564
                                                                              -----------         ------------
            Total revenues...........................................               8,422               11,197

Cost of revenues:
      Product........................................................               2,700                3,875
      Service........................................................               1,995                1,715
                                                                             ------------         ------------
            Total cost of revenues...................................               4,695                5,590
                                                                             ------------         ------------

                   Gross profit......................................               3,727                5,607

Operating Expenses:
      Sales and marketing............................................               3,216                3,194
      Research and development.......................................               2,772                2,894
      General and administrative.....................................               1,097                1,096
      Restructuring reserve..........................................               1,350                  900
                                                                             ------------         ------------

                 Loss from operations................................              (4,708)              (2,477)

Interest and other income, net.......................................                 109                  178
Foreign currency exchange gain (loss)................................                  44                  (12)
                                                                             ------------         -------------

                 Loss before income taxes.............................             (4,555)              (2,311)

Provision for income taxes............................................                 20                   17
                                                                            -------------        -------------

Net loss..............................................................         $   (4,575)          $   (2,328)
                                                                               ==========           ==========

Loss per share........................................................         $    (0.48)          $    (0.25)
                                                                               ==========           ==========

Weighted average number of shares outstanding.........................              9,516                9,435
                                                                               ==========           ==========


      See notes to unaudited condensed consolidated financial statements.

                              NETRIX CORPORATION
                              ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                (in thousands)

                                                                                           March 31,              December 31,
                                                                                             1997                    1996
                                                                                       ---------------          ----------------
                                                                                         (Unaudited)

Current assets:
           Cash and cash equivalents...............................................          $      539            $       687
           Short-term investments..................................................               4,934                  5,350
           Accounts receivable, net of allowance for doubtful
             accounts of $1,473 and $1,380, respectively...........................               9,749                 11,649
           Inventories.............................................................               9,023                  8,403
           Other current assets....................................................               1,950                  1,011
                                                                                          -------------           ------------

                          Total current assets.....................................           $  26,195              $  27,100


Property and equipment, net of accumulated
           depreciation of $16,045 and $15,297,
           respectively............................................................               5,601                  6,023

Deposits and other assets..........................................................                 238                    244

Goodwill, net of accumulated amortization of $1,193
           and $1,090, respectively................................................               1,310                  1,412
                                                                                            -----------             ----------



                                                                                              $  33,344              $  34,779
                                                                                              =========              =========

      See notes to unaudited condensed consolidated financial statements.

                              NETRIX CORPORATION
                              ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                                                                           March 31,           December 31,
                                                                                             1997                  1996
                                                                                      ------------------     ----------------
                                                                                         (Unaudited)
Current liabilities:
           Line of credit..........................................................       $    754              $    754
           Accounts payable........................................................          4,881                 3,459
           Accrued liabilities.....................................................          5,559                 4,864
           Current portion of long-term debt.......................................            241                   241
                                                                                         ---------           -----------

                          Total current liabilities................................         11,435                 9,318

Other liabilities..................................................................          1,130                   --

Long-term debt, net of current portion.............................................            180                   240

Deferred rent, net of current portion..............................................            310                   374
                                                                                         ---------             ---------

                                                                                            13,055                 9,932
                                                                                         ---------             ---------

Stockholders' equity:
           Preferred stock, $0.05 par value; 1,000,000 shares
                authorized; none issued and outstanding............................            --                    --
           Common stock, $0.05 par value; 15,000,000
                 shares authorized; 9,525,425 and 9,510,109
                 shares issued and outstanding, respectively.......................            476                   476
           Additional paid-in capital..............................................         55,634                55,603
           Unrealized investment holding loss......................................            (17)                   (7)
           Cumulative translation adjustment.......................................            (51)                  (45)
           Accumulated deficit.....................................................        (35,753)              (31,180)
                                                                                         ---------             ---------

           Total stockholders' equity..............................................         20,289                24,847
                                                                                         ---------             ---------

                                                                                         $  33,344             $  34,779
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

                              NETRIX CORPORATION
                              ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                          --------------------------------------
                                                                                               1997                     1996
                                                                                          -------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss.....................................................................         $    (4,575)             $    (2,328)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization...........................................                 852                    1,009
           Noncash compensation expense............................................                  --                       43
           Decrease in deferred rent credit........................................                 (57)                     (50)
           Changes in assets and liabilities -
                Accounts receivable................................................               1,900                    1,412
                Inventories........................................................                (761)                     (10)
                Other current assets...............................................                (939)                      51
                Deposits and other assets..........................................                   6                       11
                Other liabilities..................................................               1,130                       --
                Accounts payable...................................................               1,422                   (1,460)
                Accrued liabilities................................................                 691                      230
                                                                                             ----------               ----------

                Net cash used in operating activities..............................                (331)                  (1,092)
                                                                                             ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of short-term investments.....................................                (185)                  (3,075)
           Sales of short-term investments.........................................               1,902                    3,844
           Purchases of property and equipment.....................................              (1,498)                    (311)
           Cash acquired from IDS acquisition......................................                --                         --
                                                                                             ----------               ----------

                Net cash provided by investing activities..........................                 219                      458
                                                                                             ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from line of credit............................................                  --                        4
           Proceeds from exercise of stock options.................................                  30                       --
           Payments on long-term debt..............................................                 (60)                      --
                                                                                             ----------               ----------

               Net cash (used in) provided by financing activities.................                 (30)                       4
                                                                                             ----------               ----------

Effect of foreign currency exchange rate changes on
           cash and cash equivalents...............................................                  (6)                     (15)

Net decrease in cash and cash equivalents..........................................                (148)                    (645)

Cash and cash equivalents, beginning of period.....................................                 687                    4,370
                                                                                             ----------               ----------

Cash and cash equivalents, end of period...........................................          $      539               $    3,725
                                                                                             ==========               ==========

Supplemental disclosure of cash flow information:
           Cash paid during the period for interest................................          $       16                       35
           Cash paid during the period for income taxes............................                  11                        1
           Capitalization of inventories into manufacturing and
             test equipment........................................................        $        141               $       71

      See notes to unaudited condensed consolidated financial statements.

                              NETRIX CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


2.    Cash Equivalents:
      -----------------

           Cash equivalents are primarily bank deposits, commercial paper, and government agency securities with original maturities of three months or less. These investments are carried at cost which approximates market value.


3.    Short-Term Investments:
      -----------------------

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

           Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that are classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At March 31, 1997 and December 31, 1996, the unrealized net holding gain/loss on short-term investments was a loss of approximately $17,000 and $7,000, respectively, and is reported as a separate component of stockholders' equity.

4.    Inventories:
      ------------

           Inventories consisted of the following (in thousands):
                                                                                      March 31, 1997      December 31, 1996
                                                                                      --------------      -----------------
                     Raw materials.................................................      $     433            $     326
                     Work in process...............................................            796                  869
                     Finished goods................................................          7,794                7,208
                                                                                         ---------            ---------

                     Total inventories.............................................       $  9,023             $  8,403
                                                                                          ========            =========

5.    Commitments and Contingencies:
      ------------------------------

           Line of Credit

           The Company's existing line of credit expires in May 1997 and the Company is in the process of renegotiating it with the lender. The existing line provides for a $2.0 million line of credit for working capital at an interest rate per annum equal to the lender's prime rate plus 3/4% (9.25% at March 31, 1997). The existing line of credit agreement includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth and matures with unpaid principal amounts due and payable on January 3, 1998. At March 31, 1997 and December 31, 1996, the Company had approximately $754,000 outstanding under the working capital line of credit. There can be no assurance that the Company can successfully renegotiate its credit line.

           Long-term Debt

           The Company utilized approximately $561,000 of available draws under an equipment line of credit with a lending institution, which was capped at this amount in January 1996 and began to amortize as a term loan over a 28-month period in accordance with the credit agreement. The term loan is payable in monthly installments of approximately $20,000 from September 3, 1996 through January 3, 1999, bears interest at a rate per annum equal to the lender's prime rate plus 3/4% (9.25% at March 31, 1997), and is secured by certain machinery and equipment. At March 31, 1997 and December 31, 1996, the Company had approximately $421,000 and $481,000, respectively, outstanding under the equipment note payable.


6.    Product Revenues:
      -----------------

           The Company's product revenues were generated in the following geographic regions:

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------

                                                                                             1997           1996
                                                                                           -------         -------
                     Domestic......................................................      $   2,419       $   2,864
                     Europe, Middle East, Africa...................................          2,057           3,332
                     Pacific Rim and other.........................................          1,461           2,437
                                                                                         ---------      ----------

                     Total.........................................................      $   5,937         $ 8,633
                                                                                         =========      ==========

                     All of the Company's products are manufactured and shipped out of its facilities in Charlotte, North Carolina. Sales are primarily denominated in US dollars.

7.     Restructuring Charge:
       ---------------------

           In March 1997, the Company recorded a restructuring charge of approximately $1,350,000 before income taxes. The charge included anticipated costs associated with an overall reduction in work force, the discontinuance of its micro.pop product, and the discontinuance of its direct operation in Germany.

           In March 1996, the Company recorded a restructuring charge of approximately $900,000 before income taxes. The charge included anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. As part of this plan, the Company vacated leased office space in Herndon, Virginia, and Longmont, Colorado. Approximately $403,000 was charged against this reserve during 1996 related to severance and other costs associated with an approximate 15% reduction of the Company's work force. Approximately, $158,000 of this provision remained accrued at March 31, 1997 to cover anticipated losses from the Herndon and Longmont lease commitments.

           The accompanying financial statements include management's best estimate of the amounts expected to be realized from the subleasing of its Herndon facility. The estimates are based upon an analysis of the facility, the local real estate markets and the advice of real estate professionals. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in the calculation of the accrual. The future minimum rental payments under this lease are approximately $674,000. The lease also calls for payments for the Company's proportionate share of certain operating expenses.


8.     Foreign Currency Exchange Gain:
       -------------------------------

           Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. Included in the condensed consolidated statements of operations for the quarter ended March 31, 1997 and 1996 is approximately $44,000 in translation gains and $12,000 in translation losses, respectively.


9.    Earnings (Loss) Per Share:
      --------------------------

           Earnings (loss) per share amounts have been computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods. For the three months ended March 31, 1997 and 1996, the effect of options has not been considered as they would have been antidilutive.

NETRIX CORPORATION

     Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations
---------------------

           Background. The results for first quarter of 1997 reflect a decrease in revenues over the comparable period in 1996, along with a major restructuring charge. The decline in revenues is primarily a result of decreased sales of current products in all of the Company's sales territories not being offset by the increased revenue generated by the newer products - the 2210 and the 2550.

           Revenues. Total revenues decreased by $2.8 million, or 24.8%, from the three months ended March 31, 1996 to the three months ended March 31, 1997. The decrease in revenues was due primarily to a decrease in product volume and, to a lesser extent, an increase in average customer discounts. Product revenues decreased by $2.7 million, or 31.2%, from the first quarter of 1996 to the first quarter of 1997. Service revenues decreased by approximately $0.1 million, or 3.1%, over the same period. The lower service revenues are due mainly to discontinuation of maintenance on older products.

           Gross Profit. Gross profit decreased by $1.9 million, or 33.5%, from the first quarter of 1996 to the comparable period of 1997, and decreased as a percentage of total revenues from 50.1% to 44.3%. Product gross profit decreased from 55.1% in the first quarter of 1996 to 54.5% in the first quarter of 1997. This decrease primarily resulted from the combination of a higher proportion of products sold through channels with higher discounts along with a lower margin product mix of shipments. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range. The gross profit for service revenues decreased from 33.1% in the first quarter of 1996 to 19.7% in the first quarter of 1997. The lower gross margin is a result of lower service revenue combined with higher service costs mainly in the areas of salaries and data communication expense.

           Sales and Marketing. Sales and marketing expenses increased less than 1%, from the first quarter of 1996 to the first quarter of 1997.

           Research and Development. Research and development expenses decreased by $0.1 million, or 4.2%, from the first quarter of 1996 to the comparable period of 1997. The decrease was due principally to lower salary and outside services expenses. Currently, all of the Company's research and development costs are charged to operations as incurred.

           General and Administrative. General and administrative expenses were unchanged from the first quarter of 1996 to the first quarter of 1997.

           Restructuring Charge. In March 1997, the Company recorded a restructuring charge of approximately $1,350,000 before income taxes. The charge included anticipated costs associated with an overall reduction in work force, the discontinuance of its micro.pop product, and the discontinuance of its direct operation in Germany.

           In March 1996, the Company recorded a restructuring charge of approximately $900,000 before income taxes. The charge included anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. As part of this plan, the Company vacated leased office space in Herndon, Virginia, and Longmont, Colorado. Approximately $403,000 was charged against this reserve during 1996 related to severance and other costs associated with an approximate 15% reduction of the Company's work force. Approximately, $158,000 of this provision remained accrued at March 31, 1997 to cover anticipated losses from the Herndon and Longmont lease commitments.

           Interest and Other Income, Net. The Company generated net interest and other income of approximately $109,000 in the first quarter of 1997 compared to approximately $178,000 in the same period in 1996. The decrease in net interest income is due primarily to lower investment levels maintained in short-term investments.

           Foreign Exchange Gain. Included in foreign exchange income for the first quarter of 1997 is approximately $44,000 of translation gains as compared to $12,000 of translation losses in the first quarter of 1996.

           Net Loss. For the first quarter of 1997 the Company had a net loss of approximately $4.6 million, a decrease from a net loss of approximately $2.3 million in the same period of 1996, due primarily to the restructuring charge, a decrease in revenues and the other factors discussed above.

Liquidity and Capital Resources
-------------------------------

           At March 31, 1997, the Company had approximately $0.5 million of cash and cash equivalents on hand, short-term investments of $4.9 million, and net working capital of $14.7 million.

           For the three months ended March 31, 1997 and 1996, the Company used approximately $0.3 million and approximately $1.1 million of cash from operating activities, respectively. In the first quarter of 1997, the cash used by operations was primarily due to the negative cash flow from operations and the increase in inventory levels over the December 31, 1996 balances. In the first quarter of 1996, the cash used by operations was primarily due to the negative cash flow from operations and the reduction in accounts payable levels over the December 31, 1995 balances.

           For the quarter ended March 31, 1997, the Company generated $0.2 million from investing activities, as sales of investments outpaced purchases of investments and capital equipment. For the quarter ended March 31,1996 the Company generated approximately $0.5 million from investing activities as the result of a $0.8 million net decrease in short-term investments offset by capital expenditures during the period. Capital expenditures in both periods were financed with cash on hand and funds generated from operations. The expenditures were primarily for additional research and development and test equipment required to support the expanded product base at the Company.

           The Company's existing line of credit expires in May 1997 and the Company is in the process of renegotiating it with the lender. The existing line provides for a $2.0 million line of credit for working capital at an interest rate per annum equal to the lender's prime rate plus 3/4% (9.25% at March 31, 1997). The existing line of credit agreement includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth and matures with unpaid principal amounts due and payable on January 3, 1998. At March 31, 1997 and December 31, 1996, the Company had approximately $754,000 outstanding under the working capital line of credit. There can be no assurance that the Company can successfully renegotiate its credit line.

           The Company utilized approximately $561,000 of available draws under an equipment line of credit with a lending institution, which was capped at this amount in January 1996 and began to amortize as a term loan over a 28-month period in accordance with the credit agreement. The term loan is payable in monthly installments of approximately $20,000 from September 3, 1996 through January 3, 1999, bears interest at a rate per annum equal to the lender's prime rate plus 3/4% (9.25% at March 31, 1997), and is secured by certain machinery and equipment. At March 31, 1997 and December 31, 1996, the Company had approximately $421,000 and $481,000, respectively, outstanding under the equipment note payable.

           Cash used by financing activities was approximately $30,000 for the first quarter of 1997, compared to $4,000 of cash generated by financing activities for the first quarter of 1996.

           The Company believes that existing cash resources, together with internally generated funds, will be sufficient to meet its cash requirements through fiscal 1997.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Items 1 through 5 are not applicable.


Item 6.  Exhibits and Reports of Form 8-K
         --------------------------------

(a)  Exhibits

Exhibit No.                                Description
-----------                                -----------

    11                        Computation of Earnings Per Share.
    10.12                     President and CEO Severance Agreement


(b)  Reports on Form 8-K

No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURE

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NETRIX CORPORATION


Date:   May 14, 1997.            By:     /s/ Robert W. Carroll
                                    ---------------------------------
                                    Robert W. Carroll
                                    Vice President - Finance and Administration
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit
  No.                                   Description
-----------                             -----------
   11                       Computation of Earnings Per Share
   10.12                    President and CEO Severance Agreement
