Form 10-K/A
period 1996-12-31
NETRIX CORP
filed 1997-06-16
CIK 889237

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                        AMENDEMENT NO. 1 TO FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

          The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 10, 1997.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NETRIX CORPORATION


Date:   June 16, 1997
                                              By:  /s/ Lynn C. Chapman
                                                 ______________________________
                                                 Lynn C. Chapman
                                                 President and Chief Executive
                                                 Officer


        SIGNATURE                        TITLE                        DATE
        ---------                        -----                        ----
/s/ Lynn C. Chapman              President, Chief Executive        June 16, 1997
-------------------------        Officer and Director
Lynn C. Chapman                  (Principal Executive Officer)


/s/ Robert W. Carroll            Vice President-Finance, Chief     June 16, 1997
-------------------------        Financial Officer and Treasurer
Robert W. Carroll                (Principal Financial Officer)


/s/ Stephen E. Coit                         Director               June 16, 1997
-------------------------
Stephen E. Coit

/s/ Arthur J. Marks                         Director               June 16, 1997
-------------------------
Arthur J. Marks

/s/ William T. Rooker                       Director               June 16, 1997
-------------------------
William T. Rooker

/s/ V. Orville Wright                       Director               June 16, 1997
-------------------------
V. Orville Wright

/s/ John Burton                             Director               June 16, 1997
-------------------------
John Burton
