Form 10-Q
period 1997-06-30
NETRIX CORP
filed 1997-08-15
CIK 889237

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

            (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    ---------------


                        Commission File Number  0-50464


                               NETRIX CORPORATION
               (Exact name of registrant as specified in charter)

       Delaware                                       54-1345159
(State of Incorporation)                       (IRS Employer Identification No.)

13595 Dulles Technology Drive, Herndon, Virginia                     20171
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

                  Yes    X                No
                      -------                 --------

       At July 31, 1997 there were 9,549,205 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                               NETRIX CORPORATION
                               ------------------

                                   FORM 10-Q
                                   ---------

                                 JUNE 30, 1997
                                 -------------

                                     INDEX
                                     -----

                                                                                   Page No.
                                                                                  ---------
PART I -- FINANCIAL INFORMATION

       ITEM 1 -- FINANCIAL STATEMENTS

             Condensed Consolidated Statements of Operations for the six
             and three months ended June 30, 1997 and 1996                             2
             Condensed Consolidated Balance Sheets                                     3
             Condensed Consolidated Statements of Cash Flows                           5
             Notes to Unaudited Condensed Consolidated Financial Statements            6

       ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                   9

PART II -- OTHER INFORMATION

       ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                     12


SIGNATURE                                                                             13

PART I -- FINANCIAL INFORMATION

       Item 1.   Financial Statements


                               NETRIX CORPORATION
                               ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                       Six Months Ended     Three Months Ended
                                           June 30,              June 30,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----

Revenues:
     Product.......................   $11,691    $16,362    $ 5,755    $ 7,729
     Service.......................     5,217      5,372      2,732      2,809
                                      -------    -------    -------    -------

           Total revenues..........    16,908     21,734      8,487     10,538
                                      -------    -------    -------    -------

Cost of revenues:
     Product.......................     5,711      6,892      3,011      3,018
     Service.......................     3,756      3,457      1,761      1,742
                                      -------    -------    -------    -------

           Total cost of revenues..     9,467     10,349      4,772      4,760
                                      -------    -------    -------    -------

                  Gross profit.....     7,441     11,385      3,715      5,778

Operating expenses:
     Sales and marketing...........     5,900      6,044      2,684      2,850
     Research and development......     4,839      5,588      2,067      2,694
      General and administrative...     2,059      2,160        962      1,064
     Restructuring reserve.........       875        900       (475)        --
                                      -------    -------    -------    -------

                Loss from
                 operations........    (6,232)    (3,307)    (1,523)      (830)

Interest income, net...............       110        263          1         86
Foreign exchange loss..............       (70)       (45)      (115)       (34)
                                      -------    -------    -------    -------

                Loss before income
                 taxes.............    (6,192)    (3,089)    (1,637)      (778)

Provision for income taxes.........        40         36         20         18
                                      -------    -------    -------    -------

Net loss...........................   $(6,232)   $(3,125)   $(1,657)   $  (796)
                                      =======    =======    =======    =======

Earnings per share.................    $(0.65)    $(0.33)    $(0.17)    $(0.08)
                                      =======    =======    =======    =======

Weighted average shares outstanding     9,521      9,441      9,526      9,447
                                      =======    =======    =======    =======

      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (in thousands)


                                                       June 30,  December 31,
                                                         1997        1996
                                                       --------  ------------
                                                     (Unaudited)

Current assets:
 Cash and cash equivalents...........................   $ 1,096       $   687
 Short-term investments..............................     1,697         5,350
 Accounts receivable, net of allowance for doubtful
  accounts of $1,537 and $1,380, respectively........     9,000        11,649
 Inventories.........................................    10,172         8,403
 Other current assets................................       772         1,011
                                                        -------       -------

   Total current assets..............................   $22,737       $27,100


Property and equipment, net of accumulated
 depreciation of $16,799 and $15,297,
 respectively........................................     5,273         6,023

Deposits and other assets............................       255           244

Goodwill, net of accumulated amortization of $1,286
 and $1,090, respectively............................       954         1,412
                                                        -------       -------


                                                       $ 29,219      $ 34,779
                                                       ========      ========


      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                              June 30,     December 31,
                                                                1997           1996
                                                              ---------    -------------
                                                             (Unaudited)

Current liabilities:
      Line of credit......................................    $    854         $    754
      Accounts payable....................................       4,970            3,459
      Accrued liabilities.................................       3,976            4,864
      Current portion of long-term debt...................         361              241
                                                              --------         --------

         Total current liabilities........................      10,161            9,318

Other liabilities.........................................         162               --

Long-term debt, net of current portion....................          --              240

Deferred rent, net of current portion.....................         240              374
                                                              --------         --------

                                                                10,563            9,932
                                                              --------         --------


Stockholders' equity:
      Preferred stock, $0.05 par value; 1,000,000 shares
       authorized; none issued and outstanding............          --               --
      Common stock, $0.05 par value; 15,000,000
        shares authorized; 9,545,872 and 9,510,109
        shares issued and outstanding, respectively.......         477              476
      Additional paid-in capital..........................      55,671           55,603
      Unrealized investment holding gain/(loss)...........           1               (7)
      Cumulative translation adjustment...................         (83)             (45)
      Accumulated deficit.................................     (37,410)         (31,180)
                                                              --------         --------

      Total stockholders' equity..........................      18,656           24,847
                                                              --------         --------


                                                              $ 29,219         $ 34,779
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

                               NETRIX CORPORATION
                               ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Six Months Ended
                                                            June 30,
                                                 ------------------------------
                                                       1997            1996
                                                 -----------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................       $(6,232)         $(3,125)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization.............         1,704            2,008
     Noncash compensation expense..............            --               86
     Decrease in deferred rent credit..........          (119)            (104)
     Changes in assets and liabilities -
       Accounts receivable.....................         2,649             (659)
       Inventories.............................        (2,118)             (37)
       Other current assets....................           239               95
       Deposits and other assets...............           (11)              22
       Decrease in goodwill....................           262               --
       Other liabilities.......................           162               --
       Accounts payable........................         1,511           (2,982)
       Accrued liabilities.....................          (900)            (111)
                                                      -------          -------

       Net cash used in operating activities...        (2,853)          (4,807)
                                                      -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments.......        (2,473)          (3,080)
     Sales of short-term investments...........         6,127            4,858
     Purchases of property and equipment.......          (402)            (490)
     Cash acquired from IDS acquisition........            --               --
                                                      -------          -------

       Net cash provided by investing
        activities.............................         3,252            1,288
                                                      -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit..............           100                4
     Proceeds from exercise of stock options...            68              244
     Payments on long-term debt................          (120)              --
                                                      -------          -------

       Net cash provided by financing
        activities.............................            48              248
                                                      -------          -------

Effect of foreign currency exchange rate
 changes on
     cash and cash equivalents.................           (39)             (28)

Net increase (decrease) in cash and cash
 equivalents...................................           408           (3,299)

Cash and cash equivalents, beginning of period.           687            4,370
                                                      -------          -------

Cash and cash equivalents, end of period.......       $ 1,095          $ 1,071
                                                      =======          =======

Supplemental disclosure of cash flow
 information:
     Cash paid during the period for interest..         $  79            $  76
     Cash paid during the period for income
      taxes....................................         $  11            $   1
     Capitalization of inventories into
      manufacturing and test equipment.........         $ 350            $ 393

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

     Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that are classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At June 30, 1997 and December 31, 1996, the unrealized net holding gain/loss on short-term investments was a gain of approximately $1,000 and a loss of approximately $7,000, respectively, and is reported as a separate component of stockholders' equity.

4.    Inventories:
      ------------

     Inventories consisted of the following (in thousands):

                               June 30, 1997  December 31, 1996
                               -------------  -----------------
          Raw materials......        $   792             $  326
          Work in process....          1,026                869
          Finished goods.....          8,354              7,208
                                     -------             ------

          Total inventories..        $10,172             $8,403
                                     =======             ======

5.    Commitments and Contingencies:
      ------------------------------

      Line of Credit

     The Company renegotiated its line of credit with a lending institution to provide for a $1.0 million line of credit for working capital at an interest rate per annum equal to the lender's prime rate plus 1% (9.5% at June 30, 1997). The line of credit agreement includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth and matures with unpaid principal amounts due and payable on January 3, 1998. At June 30, 1997 and December 31, 1996, the Company had approximately $854,000 and $754,000 outstanding, respectively, under the working capital line of credit.

     Long-term Debt

     The Company utilized approximately $561,000 of available draws under an equipment line of credit with a lending institution, which was capped at this amount in January 1996 and began to amortize as a term loan over a 28-month period in accordance with the credit agreement. The term loan was accelerated in conjunction with the credit line renegotiation and is payable in monthly installments of approximately $54,000 through December 31, 1997. It bears interest at a rate per annum equal to the lender's prime rate plus 3/4% (9.25% at June 30, 1997), and is secured by certain machinery and equipment. At June 30, 1997 and December 31, 1996, the Company had approximately $361,000 and $481,000, respectively, outstanding under the equipment note payable.


6.    Product Revenues:
      -----------------

     The Company's product revenues were generated in the following geographic regions:


                                   Six Months Ended   Three Months Ended
                                        June 30,           June 30,
                                   -----------------  ------------------
                                    1997      1996      1997      1996
                                   -------  --------  --------  --------

          Domestic...............  $ 4,791   $ 6,041    $2,372    $3,177
          Europe.................    4,234     5,724     2,177     2,397
          Pacific Rim and other      2,666     4,597     1,206     2,155
                                   -------   -------    ------    ------
          Total..................  $11,691   $16,362    $5,755    $7,729
                                   =======   =======    ======    ======


          All of the Company's products are manufactured and shipped out of its facilities in Charlotte, North Carolina. Sales are primarily denominated in US dollars.

7. Restructuring Charge:
   ---------------------

     In March 1997, the Company recorded a restructuring charge of approximately $1,350,000 before income taxes. The charge included anticipated costs associated with an overall reduction in work force, the discontinuance of its micro.pop product, and the discontinuance of its direct operation in Germany.
In May 1997, the Company reduced the restructuring charge of approximately $1,350,000 recorded in the first quarter by approximately $475,000. The net reduction was due mainly to the Company's decision to maintain its operation in Germany. At June 30, 1997, approximately $290,000 remains in this accrual to cover remaining severance payments and legal fees.

     In March 1996, the Company recorded a restructuring charge of approximately $900,000 before income taxes. The charge included anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. As part of this plan, the Company vacated leased office space in Herndon, Virginia, and Longmont, Colorado. Approximately $403,000 was charged against this reserve during 1996 related to severance and other costs associated with an approximate 15% reduction of the Company's work force. Approximately, $118,000 of this provision remained accrued at June 30, 1997 to cover anticipated losses from the Herndon and Longmont lease commitments.

     The accompanying financial statements include management's best estimate of the amounts expected to be realized from the subleasing of its Herndon facility. The estimates are based upon an analysis of the facility, the local real estate markets and the advice of real estate professionals. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in the calculation of the accrual. The future minimum rental payments under this lease are approximately $633,000. The lease also calls for payments for the Company's proportionate share of certain operating expenses.


8. Foreign Currency Exchange Gain:
   -------------------------------

     Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. Included in the condensed consolidated statements of operations for the six and three months ending June 30, 1997 is approximately $70,000 and $115,000 in translation losses, respectively, and for the six and three months ending June 30, 1996 is approximately $45,000 and $34,000 in translation losses, respectively.


9. Earnings (Loss) Per Share:
   --------------------------

     Earnings (loss) per share amounts have been computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods. For the six and three months ended June 30, 1997 and 1996, the effect of options has not been considered as they would have been antidilutive.

  NETRIX CORPORATION

     Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

  Results of Operations
  ---------------------

       Background. The results for the six and three months ended June 30, 1997 reflect a decrease in revenues over the comparable periods in 1996 and include a significant restructuring charge. The decline in revenues is primarily a result of decreased sales of current products in all of the Company's sales territories, offset in part by the increased revenue generated by the Company's new products - the 2210 and the 2550.

       Revenues. Total revenues decreased by approximately $4.8 million or 22.2%, in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Total revenues also decreased approximately $2.0 million, or 19.5%, in the second quarter of 1997 compared to the second quarter of 1996. The decrease in revenues was primarily due to a higher than expected decrease in product volume of Series 10 and acquired Republic Telcom product lines and slower than expected sales of new products, specifically, the Series 2210 access product. Product revenues decreased approximately $4.7 million, or 28.5% for the first six months of 1997 compared to 1996. Service revenues decreased by approximately $0.1 million, or 2.9%, for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. For the second quarter of 1997, there was a decrease in service revenue of $77,000 or 2.7% from second quarter of 1996.

       Gross Profit. Gross profit decreased by approximately $3.9 million, or 34.6%, for the first six months of 1997 compared to the first six months of 1996, and decreased as a percentage of total revenues from 52.4% to 44.0%.
  For the second quarter of 1997 compared to the second quarter of 1996, gross profit decreased approximately $2.1 million or 35.7%, and decreased as a percent of total revenues from 54.8% to 43.8%. Product gross margin decreased from 57.9% in the first six months of 1996 to 51.2% in the first six months of 1997. This decrease in product gross margin primarily resulted from a combination of a higher proportion of products sold through channels with higher discounts and, to a lesser extent, a lower margin mix of products shipped. As the product mix and channel mix change from quarter to quarter, product gross margins can vary within a wide range. Due to this variable mix, margins earned in the six months ended June 30, 1997 are not necessarily indicative of margins that will be earned in the future. The gross margin for service revenue decreased from 35.6% in the first six months of 1996 to 28.0% in the first six months of 1997. This is due to the fact that while revenues from maintenance agreements remained relatively flat, service costs increased.

       Sales and Marketing. Sales and marketing expenses decreased by approximately $0.1 million or 2.4% from the first six months of 1996 to the first six months of 1997. For the second quarter of 1997 as compared to the second quarter of 1996, the decrease was approximately $0.2 million, or 5.8%. The decrease in expenses was principally due to the Company's planned restructuring discussed above, which resulted in a decrease in personnel and travel costs.

       Research and Development. Research and development expenses decreased by approximately $0.7 million or 13.4% from the first six months of 1996 to the comparable period of 1997. This decrease was due principally to decreased expenses related to salaries and related personnel costs due to the restructuring that occurred earlier this year. Second quarter expenses decreased 21.7% during this time period. Currently, all of the Company's research and development costs are charged to operations as incurred.

       General and Administrative. General and administrative expenses decreased by approximately $0.1 million or 4.7%, for the first six months of 1997 as compared to the same period in 1996. For the second quarter of 1997 compared to the second quarter of 1996 there was a decrease of approximately $0.1 million, or 9.6%. The decrease in these expenses was due principally to a reduction in personnel costs, and a lower level of legal and accounting expenditures.

       Restructuring Charge. In March 1997, the Company recorded a restructuring charge of approximately $1,350,000 before income taxes. The charge included anticipated costs associated with an overall reduction in work force, the discontinuance of its micro.pop product, and the discontinuance of its direct operation in Germany. In May 1997, the Company reduced the restructuring charge of approximately $1,350,000 recorded in the first quarter by approximately $475,000. The net reduction was due mainly to the decision not the discontinue its operation in Germany. At June 30, 1997, approximately $290,000 remains in this accrual to cover remaining severance payments and legal fees.

       In March 1996, the Company recorded a restructuring charge of approximately $900,000 before income taxes. The charge included anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. As part of this plan, the Company vacated leased office space in Herndon, Virginia, and Longmont, Colorado. Approximately $403,000 was charged against this reserve during 1996 related to severance and other costs associated with an approximate 15% reduction of the Company's work force. Approximately, $118,000 of this provision remained accrued at June 30, 1997 to cover anticipated losses from the Herndon and Longmont lease commitments.

       Interest and Other Income, Net. For the first six months of 1997, the Company earned net interest and other income of approximately $110,000 compared to $263,000 in the comparable period of 1996. Net interest and other income for the second quarter of 1997 was approximately $1,000 compared to $86,000 in the second quarter of 1996. The decrease in net interest and other income is due primarily to lower investment levels maintained in short-term investments, combined with increased interest expense on the Company's borrowings.

       Foreign Exchange Gain (Loss). Included in foreign exchange income for the six and three months ended June 30, 1997, is approximately $70,000 and $115,000 in translation losses, respectively, and for the six and three months ended June 30, 1996, is approximately $45,000 and $34,000 in translation losses, respectively.

       Net Income (Loss). For the first six months of 1997, the Company generated a net loss of approximately $6.2 million compared to a net loss of $3.1 million in the comparable period of 1996. The net loss for the second quarter of 1997 was approximately $1.7 million compared to a net loss of $0.8 million in the second quarter of 1996. The decline in earnings for both the year to date and second quarter results were due to the factors discussed above.

  Liquidity and Capital Resources
  -------------------------------

       At June 30, 1997, the Company had approximately $1.1 million of cash and cash equivalents on hand, short-term investments of $1.7 million, and net working capital of $12.2 million.

       For the six months ended June 30, 1997 and 1996, the Company used approximately $2.9 million and approximately $4.8 million of cash from operating activities, respectively. In the first six months of 1997, the cash used by operations was primarily due to the negative cash flow from operations and the increase in inventory levels over the December 31, 1996 balances. In the six months of 1996, the cash used by operations was primarily due to the negative cash flow from operations and the reduction in accounts payable levels over the December 31, 1995 balances.

       For the six months ended June 30, 1997, the Company generated $3.3 million from investing activities, as sales of investments outpaced purchases of investments and capital equipment. For the six months ended June 30,1996 the Company generated approximately $1.3 million from investing activities as the result of a $1.8 million net decrease in short-term investments offset by capital expenditures during the period. Capital expenditures in both periods were financed with cash on hand and funds generated from operations. The expenditures were primarily for additional research and development and test equipment required to support the expanded product base of the Company.

       The Company renegotiated its line of credit with a lending institution to provide for a $1.0 million line of credit for working capital at an interest rate per annum equal to the lender's prime rate plus 1% (9.5% at June 30, 1997). The line of credit agreement includes covenants that require the Company to maintain certain levels of liquidity and tangible net worth and matures with unpaid principal amounts due and payable on January 3, 1998. At June 30, 1997 and December 31, 1996, the Company had approximately $854,000 and $754,000 outstanding, respectively, under the working capital line of credit.

       The Company utilized approximately $561,000 of available draws under an equipment line of credit with a lending institution, which was capped at this amount in January 1996 and began to amortize as a term loan over a 28-month period in accordance with the credit agreement. The term loan was accelerated in conjunction with the credit line renegotiation and is payable in monthly installments of approximately $54,000 through December 31, 1997. It bears interest at a rate per annum equal to the lender's prime rate plus 3/4% (9.25% at June 30, 1997), and is secured by certain machinery and equipment. At June 30, 1997 and December 31, 1996, the Company had approximately $361,000 and $481,000, respectively, outstanding under the equipment note payable.

       Cash generated by financing activities was approximately $48,000 for the first six months of 1997, compared to $248,000 of cash generated by financing activities for the first six months of 1996.

       The Company believes that existing cash resources, together with internally generated funds, will be sufficient to meet its cash requirements through fiscal 1997.

                          PART II -- OTHER INFORMATION
                          ----------------------------


       Items 1 through 4 are not applicable.

       Item 5.     Other Information.
                   -----------------

                      On July 11, 1997, the Board of Directors approved a stock
                   option exchange program (the "Exchange Program"), pursuant to which full-time employees holding stock options under the Company's stock option incentive plans with an exercise price in excess of $2.33 per share were given the opportunity to exchange the unexercised portion of such options (the "Existing Options") for new options (the "New Options"), covering such number of shares as is equal to the unexercised portion of the Existing Options and having an exercise price of $2.33 per share (120% of the fair market value of the Company's Common Stock on such date). The New Options will have the same terms as the Existing Options, including the same vesting schedule, but are not exercisable for six months from the date of grant.

                      The Company uses stock options as a significant element of the compensation of employees, in part because it believes options provide an incentive to employees to maximize shareholder value. Stock options, because they become exercisable over time, also serve as a means of retaining employees. Because the market value of the Company's Common stock has fallen below the exercise price of most outstanding options, the value of such stock options as a means of motivating and retaining employees has been significantly diminished. Accordingly, the Board of Directors has concluded that the Company needed to restore the value of the existing stock options as a means of motivating and retaining employees in order to promote the successful implementation of the Company's growth strategies.




       Item 6.     Exhibits and Reports of Form 8-K
                   --------------------------------

       (a)  Exhibits

       Exhibit No.                      Description
       -----------                      -----------

         10.13         Amendment No. 1 to the Severance and Settlement Agreement
                         and Release

         10.14         Amended and Restated Nonstatutory Stock Option Agreement
                         for options to purchase 13,029 shares of the Company's Common Stock ("Common Stock")

         10.15         Amended and Restated Nonstatutory Stock Option Agreement
                         for options to purchase 10,423 shares of Common Stock

         10.16         Amended and Restated Nonstatutory Stock Option Agreement
                         for options to purchase 19,577 shares of Common Stock

         10.17         Amended and Restated Nonstatutory Stock Option Agreement
                         for options to purchase 24,471 shares of Common Stock

         11            Computation of Earnings Per Share.


       (b)  Reports on Form 8-K

       No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURE
                                   ---------

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NETRIX CORPORATION


  Date:   August 13, 1997        By:   /s/ Robert W. Carroll
                                    ----------------------------------------
                                     Robert W. Carroll
                                     Vice President - Finance and Administration
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------



  Exhibit
   No.                                  Description
  -------                               -----------
   10.13          Amendment No. 1 to the Severance and Settlement Agreement and
                    Release

   10.14          Amended and Restated Nonstatutory Stock Option Agreement for
                    options to purchase 13,029 shares of the Company's Common Stock ("Common Stock")

   10.15          Amended and Restated Nonstatutory Stock Option Agreement for
                    options to purchase 10,423 shares of Common Stock

   10.16          Amended and Restated Nonstatutory Stock Option Agreement for
                    options to purchase 19,577 shares of Common Stock

   10.17          Amended and Restated Nonstatutory Stock Option Agreement for
                    options to purchase 24,471 shares of Common Stock

   11             Computation of Earnings Per Share.