Form 10-Q
period 1997-09-30
NETRIX CORP
filed 1997-11-13
CIK 889237

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

      (Mark One)
       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
                                       -----------    -----------

                        Commission File Number  0-50464


                               NETRIX CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

           DELAWARE                                 54-1345159
     ------------------------           ---------------------------------
     (State of Incorporation)           (IRS Employer Identification No.)

  13595 DULLES TECHNOLOGY DRIVE, HERNDON, VIRGINIA         20171
  ------------------------------------------------       ----------
      (Address of principal executive offices)           (Zip Code)

                                (703) 742-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check number whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No
         -----      -----

     At October 31, 1997 there were 9,593,253 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                               NETRIX CORPORATION
                               ------------------

                                   FORM 10-Q
                                   ---------

                               SEPTEMBER 30, 1997
                               ------------------

                                     INDEX
                                     -----


                                                                     Page No.
                                                                     --------
PART I -- FINANCIAL INFORMATION

  ITEM 1 -- FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations, for the
     nine and three
     months ended September 30, 1997 and 1996                           2
     Condensed Consolidated Balance Sheets                              3
     Condensed Consolidated Statements of Cash Flows                    4
     Notes to Condensed Consolidated Financial Statements               5

  ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7

PART II --  OTHER INFORMATION

  ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                         9


SIGNATURE                                                              10

PART I -- FINANCIAL INFORMATION

     Item 1.   Financial Statements


                               NETRIX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
              (Unaudited - In thousands, except per share amounts)

                                                        Nine Months Ended          Three Months Ended
                                                          September 30,               September 30,
                                                       -------------------         ------------------
                                                        1997         1996           1997       1996
                                                       -------     -------         ------     -------
Revenues:
     Product..............................             $17,861     $23,966         $6,170     $ 7,604
     Service..............................               8,004       8,283          2,787       2,910
                                                       -------     -------         ------     -------

           Total revenues.................              25,865      32,249          8,957      10,514
                                                       -------     -------         ------     -------
Cost of revenues:
     Product..............................               9,095      10,644          3,384       3,751
     Service..............................               5,335       5,245          1,579       1,789
                                                       -------     -------         ------     -------

           Total cost of revenues.........              14,430      15,889          4,963       5,540
                                                       -------     -------         ------     -------

                  Gross profit............              11,435      16,360          3,994       4,974

Operating expenses:
     Sales and marketing..................               8,067       8,763          2,167       2,719
     Research and development.............               6,630       8,294          1,791       2,706
      General and administrative..........               3,084       3,165          1,025       1,005
     Restructuring reserve................                 875         900              -           -
                                                       -------     -------         ------     -------

                Loss from operations......              (7,221)     (4,762)          (989)     (1,456)

Interest income, net......................                 336         350            146          87
Foreign exchange loss.....................                (271)        (56)          (121)        (10)
                                                       -------     -------         ------     -------

                Loss before income taxes..              (7,156)     (4,468)          (964)     (1,379)

Provision for income taxes................                  40          69              0          33
                                                       -------     -------         ------     -------

Net loss..................................             $(7,196)    $(4,537)        $ (964)    $(1,412)
                                                       =======     =======         ======     =======

Loss per common and equivalent  share.....              $(0.75)     $(0.48)        $(0.10)     $(0.15)
                                                       =======     =======         ======     =======

Shares used in per share calculation......               9,539       9,458          9,575       9,491
                                                       =======     =======         ======     =======

           See notes to condensed consolidated financial statements.

                               NETRIX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                          September 30,            December 31,
                                                               1997                   1996
                                                          -------------           -------------
                                                           (Unaudited)              (Audited)
Current assets:
     Cash and cash equivalents..............              $       2,550           $         687
     Short-term investments.................                         --                   5,350
     Accounts receivable, net...............                      7,946                  11,649
     Inventories -
          Raw materials.....................                        622                     326
          Work in process...................                      1,095                     869
          Finished goods....................                      7,106                   7,208
                                                          -------------           -------------
          Total Inventory...................                      8,823                   8,403

     Other current assets...................                        650                   1,011
                                                          -------------           -------------

               Total current assets..                            19,969                  27,100

Property and equipment, net.................                      4,903                   6,023
Deposits and other assets...................                        231                     244
Goodwill, net...............................                        874                   1,412
                                                          -------------           -------------
TOTAL ASSETS                                              $      25,977           $      34,779

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit.........................              $         999           $         754
     Accounts payable.......................                      3,623                   3,459
     Accrued liabilities....................                      2,885                   4,864
     Other current liabilities..............                        257                     241
                                                          -------------           -------------
               Total current liabilities....                      7,764                   9,318
                                                          -------------           -------------

Other liabilities...........................                        330                     614
                                                          -------------           -------------
TOTAL LIABILITIES                                                 8,094                   9,932
                                                          -------------           -------------

Stockholders' equity:
     Common stock...........................                        480                     476
     Additional paid-in capital.............                     55,774                  55,603
     Equity adjustments.....................                          3                     (52)
     Accumulated deficit....................                    (38,374)                (31,180)
                                                          -------------           -------------
TOTAL STOCKHOLDERS' EQUITY..................                     17,883                  24,847
                                                          -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $      25,977           $      34,779
                                                          =============           =============

           See notes to condensed consolidated financial statements.

                               NETRIX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                              1997               1996
                                                                           ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..................................................                $   (7,196)        $   (4,537)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization...........................                     2,528              2,979
   Noncash compensation expense............................                        --                129
   Decrease in deferred rent credit........................                      (183)              (161)
   Decrease in goodwill....................................                       262                 --
   Changes in assets and liabilities -
      Accounts receivable..................................                     3,703                756
      Inventories..........................................                      (995)                20
      Other current assets.................................                       361                 97
      Other................................................                       149                 31
      Accounts payable.....................................                       164             (1,668)
      Accrued liabilities..................................                    (2,000)              (226)
                                                                           ----------         ----------

      Net cash used in operating activities................                    (3,183)            (2,580)
                                                                           ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments.....................                    (2,473)            (5,330)
   Sales of short-term investments.........................                     7,827              5,378
   Purchases of property and equipment.....................                      (554)              (822)
                                                                           ----------         ----------

      Net cash provided by (used in) investing activities..                     4,801               (774)
                                                                           ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit............................                       245                  4
   Proceeds from exercise of stock options.................                       136                280
   Payments on long-term debt..............................                      (224)               (20)
                                                                           ----------         ----------

     Net cash provided by financing activities.............                       196                264
                                                                           ----------         ----------

Effect of foreign currency exchange rate changes on
   cash and cash equivalents...............................                       (49)               (26)

Net increase (decrease) in cash and cash equivalents.......                     1,863             (3,116)

Cash and cash equivalents, beginning of period.............                       687              4,370
                                                                           ----------         ----------

Cash and cash equivalents, end of period...................                $    2,550         $    1,254
                                                                           ==========         ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest................                $      109         $      108
   Cash paid during the period for income taxes............                        11                 --
   Capitalization of inventories into manufacturing and
    test equipment.........................................                $      575         $      504

           See notes to condensed consolidated financial statements.

                               NETRIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying condensed consolidated financial statements, which should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996, apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1997, and the results of operations for the nine months ended September 30, 1997 and 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

     Debt securities that are classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a component of stockholders' equity. At December 31, 1996, the unrealized net holding loss of $7,000 is included in equity adjustments of stockholders' equity. As of September 30, 1997, the Company had liquidated all short-term investments and therefore had no unrealized gain or loss.


3. Effective May 3, 1997, the Company renegotiated its line of credit agreement with a lending institution to provide for a $1.0 million line of credit at an interest rate of prime plus 1%. The agreement includes covenants that require the Company to maintain certain levels of liquidity
     and tangible net worth.   The facility expires on January 3, 1998.  At
     September 30, 1997. the Company had fully utilized the line.

     Subsequent to September 30, 1997, the Company received a commitment from another lending institution for a line of credit. This commitment provides the Company with a $3 million line of credit with borrowings based on qualified accounts receivable and secured by substantially all the Company's assets. Interest accrues at the prime rate plus 2% reducing to the prime rate plus 1.5% upon achievement and maintenance of certain net worth minimums. The line will automatically increase to a maximum of $5 million when the Company reaches profitability and certain other criteria are met.


4. In March 1997, the Company recorded a restructuring charge of approximately $1,350,000 before income taxes. The charge included anticipated costs associated with an overall reduction in work force, the discontinuance of its micro.pop product, and the discontinuance of its direct operation in Germany. In May 1997, the Company reduced the restructuring charge by $475,000. This reduction was due mainly to the Company's decision to maintain its operation in Germany. At September 30, 1997, $108,000 of the accrual remains to cover severance payments and legal fees.

     In March 1996, the Company recorded a restructuring charge of approximately $900,000 before income taxes. The charge included anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. As part of this plan, the Company vacated leased office space in Herndon, Virginia, and Longmont, Colorado. At September 30, 1997, $99,000 of the accrual remains to cover anticipated losses from the Herndon and Longmont lease commitments.

     Subsequent to September 30, 1997, the Company signed a sublease agreement for the vacated Herndon facility. The sub-tenant is expected to take possession of the facility in November 1997 with the sub-let running for the remainder of the lease. Although the sub-lease is below the lease obligations of the Company, the Company believes the amount currently accrued is adequate to provide for the shortfall.


5. Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. Included in the condensed consolidated statements of operations for the three and nine months ending September 30, 1997 is $91,000 and $162,000 in translation losses, respectively, and for the three and nine months ending September 30, 1996 is $10,000 and $56,000 in translation losses, respectively.

     Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

RESULTS OF OPERATIONS
---------------------

          BACKGROUND. The results for the three and nine months ended September 30, 1997 reflect a decrease in revenues over the comparable periods in 1997 and include a significant restructuring charge. The decline in revenues is primarily a result of decreased sales of the legacy products in all of the Company's sales territories, offset in part by the increased revenue generated by the
Company's new products.   Beginning in the third quarter, revenues showed an
increase over the revenues of the second quarter of 1997.

This Quarterly Report on Form 10-Q contains forward looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements.There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward looking statements. These factors include, without limitation, those set forth in the company's Annual Report on Form 10-K under the caption "Certain Factors That May Affect Future Results."

          REVENUES. Total revenues decreased by $6.4 million or 19.8%, in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Total revenues also decreased $1.6 million, or 14.8%, in the third quarter of 1997 compared to the third quarter of 1996. The decrease in revenues was primarily due to a higher than expected decrease in product volume of the older legacy products. Revenues for the newer products, which include the Network Exchange 2550, 2410 and 2210 products have increased over the comparable periods of 1996 and compared to the second quarter of 1997. These products now represent over 60% of total revenues. Service revenues were almost flat compared to the same periods in 1996. The Company has experienced slow growth in the installed based which has resulted in no service revenue growth .

          GROSS PROFIT. The gross profit percentage for the first nine months of 1997 was 44.2% compared to 50.7% for the first nine months of 1996, or a decrease of 6.5 percentage points. In the third quarter of 1997, the gross profit percentage was 44.6% compared to 47.3% in the compared 1996 quarter, or a decrease of 2.7 percentage points. The decreases in both periods is the result of start up costs associated with the introduction of the new products in 1997 combined with the faster than expected decline in older products which made it necessary for the Company to provide for higher inventory obsolescence in 1997 as compared to 1996.

          SALES AND MARKETING. For the quarter ended September 30, 1997, sales and marketing expenses were $2.2 million compared to $2.7 million for the comparable 1996 period, a decrease of $552,000 (20%). For the nine months ended September 30, 1997, sales and marketing expenses were $8.1 million, a decrease of $696,000 (8%) from the comparable period in 1996. The decrease in expenses was principally due to the Company's planned restructuring discussed above, which resulted in a decrease in personnel and travel costs.

          RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $1.7 million or 20% from the first nine months of 1996 as compared to the first nine months of 1997. This decrease was due principally to the restructuring that occurred earlier this year that resulted in decreased expenses for salaries and related personnel costs. Third quarter expenses for 1997 decreased 34% when compared to expenses for the third quarter of 1996. Currently, all of the Company's research and development costs are charged to operations as incurred.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by approximately $0.1 million or 3%, for the first nine months of 1997 as compared to the same period in 1996. Third quarter of 1997 general and administrative expenses were flat when compared to third quarter of 1996 expenses.

     RESTRUCTURING CHARGE. In March 1997, the Company recorded a restructuring charge of $1,350,000. The charge included anticipated costs associated with an overall reduction in work force, the discontinuance of its micro.pop product, and the discontinuance of its direct operation in Germany. In May 1997, the Company reduced the restructuring charge by $475,000. The reduction was due to the Company's decision not to discontinue its operation in Germany. At September 30, 1997, there was $108,000 in this accrual to cover remaining severance payments and legal fees.

     In March 1996, the Company recorded a restructuring charge of $900,000. The charge included anticipated costs associated with the consolidation and relocation of facilities and the reduction of personnel levels as part of management's restructuring plan for the Company. As part of this plan, the Company vacated leased office space in Herndon, Virginia, and Longmont, Colorado. At September 30, 1997, $99,000 remained to cover anticipated losses from the Herndon and Longmont lease commitments.

     INTEREST AND OTHER INCOME, NET. For the first nine months of 1997, the Company earned net interest and other income of $227,000 compared to $350,000 in the comparable period of 1996. Net interest and other income for the third quarter of 1997 was $116,000 compared to $87,000 in the third quarter of 1996. During the third quarter of 1997, the Company liquidated its portfolio of investments to help fund the losses incurred to date. This will reduce the amount of interest earned in the future.

     FOREIGN EXCHANGE GAIN (LOSS). Included in foreign exchange income for the nine and three months ended September 30, 1997, is approximately $162,000 and $91,000 in translation losses, respectively, and for the nine and three months ended September 30, 1996, is approximately $56,000 and $10,000 in translation losses, respectively.

     NET LOSS. For the first nine months of 1997, the Company generated a net loss of $7.2 million compared to a net loss of $4.5 million in the comparable period of 1996. The net loss for the third quarter of 1997 was approximately $1.0 million compared to a net loss of $1.4 million in the third quarter of 1996. The net loss for the third quarter showed improvement over the second quarter net loss of $1.7 million. These changes are the result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1997, the Company had approximately $2.6 million in cash and cash equivalents and working capital of $12.2 million.

For the nine months ended September 30, 1997, the Company used $3.2 million of cash to fund $4.6 million in losses (net of non-cash items - mostly depreciation and amortization) and to pay for the increase in inventories of $1.0 million and the reduction of accounts payable and accrued liabilities of $1.8 million that has occurred since December 31, 1996. Partially offsetting this was the reduction in accounts receivable of $3.7 million due to the efforts to collect customer receivables faster.

The increase in inventories is the result of the introduction of several new products in 1997 coupled with the lower than anticipated sales of older products. During the third quarter of fiscal 1997, the Company focused on reducing inventory levels. Because of these efforts, inventory levels were reduced during the quarter by $1.4 million. The effort to reduce inventory levels is expected to continue into the fourth quarter of 1997.


For the nine months ended September 30, 1997, the Company liquidated investments of $5.3 million which funded the short fall in operating activities and contributed to the increase in cash balances from $687,000 at the beginning of the year to $2.6 million at September 30, 1997.

Subsequent to September 30, 1997 the Company received a commitment for a line of credit from a lending institution to provide for a $3 million facility at a rate equal to the prime rate plus 2%. Among other things, the facility provides for an increase in the line to $5 million once the Company has returned to profitability and a lower rate of interest once certain conditions are met. Borrowings are based on accounts receivable and are secured by substantially all
the Company's assets.   Upon completion of the agreement, the Company is
required to pay off the existing line of credit which at September 30, 1997 had an outstanding balance of $1 million.

     The Company believes that cash generated from operations coupled with the line of credit and existing cash balances will be sufficient to meet its cash requirements for the foreseeable future.



                          PART II -- OTHER INFORMATION
                          ----------------------------


   Item 6.     Exhibits and Reports on Form 8-K
               --------------------------------

                Exhibits

                     None

                Reports on Form 8-K

                     None

                                   SIGNATURE
                                   ---------

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NETRIX CORPORATION


Date:   November 13, 1997             By:  /s/ Richard D. Rose
                                      ----------------------------
                                      RICHARD D. ROSE
                                      VICE PRESIDENT - FINANCE AND
                                      ADMINISTRATION
                                      (CHIEF FINANCIAL OFFICER)