Form 10-K
period 1997-12-31
NETRIX CORP
filed 1998-03-31
CIK 889237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K
  (MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                         COMMON STOCK, $0.05 PAR VALUE


   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO _____
                                              --
   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.[ ]

   AGGREGATE MARKET VALUE OF COMMON STOCK (PAR VALUE $.05 PER SHARE) HELD BY NON-AFFILIATES OF REGISTRANT ON MARCH 13, 1998: $14,580,593.

   THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK (PAR VALUE $.05 PER SHARE) OUTSTANDING AS OF MARCH 13, 1998: 9,643,240.

                      DOCUMENTS INCORPORATED BY REFERENCE

   NONE.

===============================================================================

ITEM 1.  BUSINESS

  Netrix Corporation ("Netrix" or the "Company") is a worldwide provider of voice and data networking products. Netrix develops, manufactures, markets, and supports networking equipment for voice, data, and image networks. Netrix products are designed to transport voice over data networks to enable its customers to realize significant cost savings. Netrix was incorporated in 1985. The Company maintains operations in the United Kingdom through its wholly-owned subsidiary, Netrix International Corporation (a Delaware corporation), and in Germany and Italy through its wholly-owned subsidiaries Netrix GmbH and Netrix S.r.l., respectively.

  The Company's operations are subject to certain risks and uncertainties including, among others, rapidly changing technology and markets, current and potential competitors with greater financial, technological, production and marketing resources, reliance on certain sole source suppliers and third party contract manufacturers, and dependence on key management personnel.

BACKGROUND

  Recent trends in network equipment investment have shown that network infrastructures have been consolidated, resulting in fewer networks and protocols to support an increasing number of applications. The Internet Protocol
(IP) for the LAN, along with Frame Relay and Asynchronous Transfer Mode (ATM) for the Wide Area (WAN) has displaced most of the previous networking technologies in this market space. These technological trends, combined with the proliferation of global trade, have created a growing reliance on telecommunications to facilitate commerce. In an environment in which wide area networking is critical to daily operations, voice and data communications represent a significant and increasing component of operating costs. Netrix has re-focused its new products to support the `voice over' needs of this new network model.

  The varying traffic characteristics of different types of networking applications, together with the need to transmit voice and image as well as data, has created the need for vendors to supply multi-service platforms to meet the user requirements within a single network fabric. Technologies in use today include IP, Frame Relay, Integrated Services Digital Network (ISDN), and ATM. Multi-service platforms, such as the Netrix Network Exchange products, enable the Company's customers to support multiple applications across a single network, thereby resulting in improved connectivity, reduced communications costs, and improved network performance.

  The increasing availability of IP and Frame Relay services on the public networks has fueled a trend toward building corporate networks that access these services on an as-needed basis. Netrix products can be used to implement voice and data networks based upon private lines, public services, or a combination of private and public services. Netrix believes that the trend toward the use of services will continue to grow, especially with global telecommunications deregulation. The use of the Internet will also expand for voice and fax applications.

  In January 1998, the Company entered the voice/data/fax-over-IP gateway market with the announcement of the Vodex software for the 2210. Vodex is one of the industry's first voice gateways to simultaneously deliver high quality voice over IP and voice over Frame Relay with the ability to gateway between the two. Vodex positions the Company firmly in the IP telephony market space, which is emerging as the next wave of network consolidation and which leverages the vast worldwide IP infrastructures being deployed.

NETRIX PRODUCTS

     The Company currently offers products that focus on providing voice over packet solutions which leverage the emerging IP Telephony space as well as the Frame Relay space. The products scale from a gateway consisting of as few as 2 voice ports to a network comprised of many remote sites connected to large central sites via the largest Network Exchange switches the 2550. This scaleable product family permits the customer to choose the most appropriate platform for each site based upon functionality and performance requirements. All are designed to enhance the efficiency and cost-effectiveness of the communications infrastructure. The Company has two platforms which comprise the Network Exchange product line, the 2210 and the 2550.

     NETWORK EXCHANGE 2210. The Network Exchange 2210 is a voice gateway that combines switched compressed voice and switching in a single platform. The 2210 incorporates the Company's recently announced Vodex voice gateway software, one of the industry's first voice gateways to simultaneously deliver high quality voice over IP and voice over Frame Relay with the ability to gateway between the two. This scaleable product, designed to take advantage of available IP and frame relay facilities/services, is based upon enhanced voice over frame capabilities developed by the Company. In 1997, the 2210 Voice gateway gained a higher quality voice compression algorithm, higher performance and capacity, support for IP, and a cost effective analog voice/fax capabilities with the release of a 2/4 port voice/fax card. This card, which provides high quality switched compressed voice which can be connected to most analog lines, E&M, FXO, and/or FXS. The 2210 also received significant performance enhancements to better address the needs of our larger clients; a single 2210 can support up to six E1 or seven T1 digital interfaces. The 2210 has a complete set of features which support switched compressed voice, LAN traffic as well as the traditional capabilities found in typical access level products. The 2210 can process up to 180 simultaneous voice calls one of the largest VoIP/VoFR gateways currently on the market and can be interconnected to incrementally add to the overall capacity of the site. For a fully redundant large site, the 2550 can augment the 2210s.

     NETWORK EXCHANGE 2550. The 2550 performs as a central site voice/data switch to provide a resilient fault-tolerant hub. The 2550 interworks with the 2210 to provide complete multi-service networking support for compressed voice traffic as well as all existing network technologies. With the 2550, networks can be constructed to provide support for voice over IP, Frame Relay, and ATM using narrowband or high speed broadband interfaces running at speeds up to DS3 (45 Mbps) and E3 (34 Mbps) rates.

     The Netrix family of Network Exchanges provides flexible and scaleable network solutions for small to large voice/data networks. The products are used together to provide coverage from the access level through to the network backbone. The Netrix products provide integrated voice and data network solutions that use state of the art networking technology.

     NETRIX NETWORK MANAGEMENT SYSTEM (NMS). Each of the products listed above is managed by Netrix' Network Management System (NMS). The NMS provides a full graphical user interface and remote diagnostics, allowing nodes at several different locations to be viewed and managed by the network manager at one central location. The NMS has the capability to monitor attached SNMP devices, such as a router, and to participate in global network management architecture with other SNMP managers. Built into the NMS is the capability to support Virtual Private Networks, remote diagnostics, and extensive "GateKeeper" functionality such as call detail records for accounting and performance statistics for on-going capacity planning/tuning. The NMS provides extensive capabilities to insure non-stop operation with the lowest personnel costs. The Company supplies network management software for operation with Windows 95' and Sun Sparc platforms.

MARKETING AND SALES

     The Company's primary target customers are business users with multiple locations. To address its markets throughout the world, the Company has established a multi-channel distribution and sales network. The Company's products are designed to provide enterprise voice/data solutions and are marketed mostly through indirect channels, either via carriers or enterprise focused partners worldwide.

CUSTOMER SUPPORT AND SERVICE

     A significant element of the Company's strategy has been to provide service, repair, and technical support for its customers throughout the world. A substantial portion of Netrix' service and support activities relates to software and network configuration and is provided by 24-hour per day telephone support through the Netrix Technical Assistance Center ("TAC"). The Company's products are designed to allow the TAC to be on line with any Netrix network in the world to diagnose problems and to respond with solutions. In addition, Netrix hardware is designed to facilitate replacement of failed boards; in many cases, the customer's personnel can replace a board themselves under the direction of the TAC. TAC service is provided directly to end users and as a backup service to the Company's international distributors.

     Netrix personnel and third party providers perform most domestic hardware maintenance and installation. For customers outside the United States, these services are generally provided by the Company's international VARs. Netrix typically offers its customers a hardware warranty ranging from 90 days to one year and offers an optional annually renewable hardware maintenance and software support contract with each network.

     The Company's support contracts with its customers offer a variety of levels of support, with each option being priced as a percentage of the purchase price of the installed equipment. In addition, Netrix provides technical consulting and training both to end-users and to distributors. Revenues from the Company's service activities accounted for approximately 32% of total revenues in 1997, 26% in 1996 and 21% 1995. Most of the Company's customers currently have support and maintenance contracts with the Company.

RESEARCH AND DEVELOPMENT

     Netrix believes its future success depends on its ability to continue to enhance its products to improve performance and functionality and to develop new products that address emerging networking market niches. In 1997, 1996, and 1995, research and development expenses totaled approximately $8.3 million or 25% of revenues, $11.1 million or 25% of revenues, and $10.8 million or 22% of revenues, respectively.

COMPETITION

     The Company encounters substantial competition in the marketing of its products, and many of its competitors have greater financial, marketing and technical resources. Important competitive factors in the Company's product markets are established customer base, product performance and features, service and support, as well as price. The Company believes that it competes favorably with respect to these factors. There can be no assurance that the Company's products will compete successfully with competitive products that may be offered in the future or that aggressive pricing will not negatively impact the profitability of the Company.

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

     The Company believes that because of the rapid pace of technological change in the networking industry, patent and copyright protection, while important, are less significant to the Company's competitive position than factors such as the knowledge, ability, and experience of the Company's personnel, new product development, market recognition, and ongoing product maintenance and support. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

     To protect the company's intellectual property rights in the "Voice Over" market space, the prime patents held by the company in packetized compressed voice networking have been brought to the attention of both the Voice over IP and Frame Relay forum organizations.

     The Company also uses various licensed products of other companies in certain of its products.

EMPLOYEES

     The Company had 166 employees at December 31, 1997. None of the employees are represented by collective bargaining agreements. The Company has never experienced any work stoppage. The Company believes that its employee relations are satisfactory.

YEAR 2000

     The Company is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on this preliminary review, the information systems in place at the Company will be modified with the appropriate upgrades provided by the original software vendors. Currently, the aggregate costs associated with these upgrades have not been estimated.

ITEM 2. PROPERTIES

     The Company's principal administrative and research and development facility consists of approximately 60,000 square feet located in Herndon, Virginia. These premises are occupied under a lease agreement expiring in April 1999, with options to extend the lease for up to two additional five-year terms. A separate facility of 8,600 square feet is under lease in Longmont, Colorado, for product development operations. The Company also maintains space in Charlotte, North Carolina, for its manufacturing operations. This space is leased from its main outsourcing manufacturer. Additionally, the Company maintains sales offices located across the US and internationally in London, Frankfurt, Rome, and Hong Kong. The Company believes its facilities are in all material respects, suitable, adequate and well utilized.

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

     Other than the matters described above, the Company is involved in other minor litigation and is not party to any litigation the adverse outcome of which it believes would have a material adverse effect on its financial position or future results of operations and is not aware that any such litigation is threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

  Netrix Corporation's common stock is traded on the NASDAQ National Market under the symbol NTRX. The following table reflects the range of high and low selling prices as reported by NASDAQ for the quarters indicated.

                                                         HIGH              LOW
                                                    ---------------   -------------
             1996
             ----
             First Quarter.......................      $  5 31/32       $  3 3/4
             Second Quarter......................      $ 10  7/8        $  4 1/2
             Third Quarter.......................      $ 10  5/8        $  5 3/4
             Fourth Quarter......................      $  8  1/8        $  4 1/2

             1997
             ----
             First Quarter.......................      $  6 3/8         $  2 5/8
             Second Quarter......................      $  2 7/8         $  1 1/2
             Third Quarter.......................      $  2 5/8         $  1 13/16
             Fourth Quarter......................      $  2 9/16        $    21/32

HOLDERS

  At March 13, 1998, there were approximately 226 holders of record of Common Stock and estimated 2,948 total holders based on the volume of proxy and other material mailed to shareholders.

DIVIDENDS

  The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

  The selected consolidated financial data presented below for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the Company's consolidated financial statements.

                                                         YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                           1993        1994        1995        1996        1997
                                         ---------   ---------   ---------   ---------   ---------
                                                   (in thousands, except per share data)
Statement of operations data:
  Total revenues......................    $23,398     $53,021     $48,891     $43,635     $33,087
  Gross profit........................      9,752      27,557      25,225      21,572      14,647
  Loss from operations................     (7,474)       (980)     (4,500)     (6,305)     (8,773)
  Net loss............................     (7,827)       (579)     (3,795)     (5,968)     (8,577)
  Basic and diluted loss per share....      (0.94)      (0.06)      (0.40)      (0.63)      (0.90)
Balance sheet data (end of period):
  Working capital.....................     25,646      25,055      21,790      17,782      10,271
  Total assets........................     35,023      45,343      41,985      34,493      24,024
  Total long-term liabilities.........      1,413         843         943         614          96
  Stockholders' equity................     30,059      33,632      30,396      24,847      16,480

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     In January 1998, the Company announced its Vodex Voice Gateway software for its Network Exchange 2210, a Voice/Data/Fax-Over-IP Gateway Switch. Vodex is one of the industry's first voice gateways to simultaneously deliver high quality voice over IP and voice over Frame Relay with the ability to gateway between the two.

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."


RESULTS OF OPERATIONS

     The results of operations for the year ended December 31, 1997 reflect an overall decrease in the revenues and expenses of the Company from 1996. During 1997, Netrix continued to experience a decline in revenues in the product line it acquired from Republic Telcom, and an increase in its new products, the 2210, which combines the Republic technology with Netrix switching capability, and the 2550, Netrix' enhanced switching platform. In both March of 1996 and April of 1997, the Company implemented a restructuring of operations to reduce and economize its work force. The restructuring resulted in the overall reduction of compensation and travel expenses and other operating costs of the Company for these years.

     REVENUES.   Total revenues decreased by $10.5 million or 24% from 1996 to 1997 and $5.3 million or 10% from 1995 to 1996. Product revenues in 1997 of $22.5 million decreased $10.0 million or 31% from product revenues in 1996 of $32.4 million, which decreased $6.4 million or 16% from 1995 product revenues of $38.8 million. The decreased sales for both 1996 and 1997 were most prominent in the Americas sales region (North, Latin and South America) which saw a decrease in product revenues of $6.6 million or 43% from 1996 to 1997 and $6.4 million or 29% from 1995 to 1996. The International sales region (Europe, Middle East, Africa, Pacific Rim) experienced decreased sales to a lesser extent from 1996 to 1997 and maintained relatively flat sales from 1995 to 1996. The mix of products sold contributed significantly to the decrease in revenues in 1997 and 1996. The products acquired in the Republic Telcom acquisition saw a steady decrease of 42% from 1995 to 1996, and 59% from 1996 to 1997, while the Netrix product utilizing the acquired technology saw a steady increase of 72% and 69%, respectively, over the same periods. The series 10, the Company's main switch product, decreased $1.1 million or 6% from 1995 to 1996 and $9.4 million or 51% from 1996 to 1997, as the Company's new switching platform, the 2550, was introduced into the market in the second quarter of 1997, generating $4.4 million in sales for 1997.

     Service revenue decreased $0.6 million or 5% from 1996 to 1997 and increased $1.1 million or 11% from 1995 to 1996. Service revenue is primarily the result of the renewal of existing maintenance contracts as well as the negotiation of new equipment contracts. As such, it has remained fairly consistent due to the elimination of older product servicing offset by new product and customer arrangements.

          GROSS PROFIT.    Total gross profit decreased $6.9 million or 32% from
1996 to 1997 and decreased $3.7 million or 14% from 1995 to 1996. Gross profit as a percentage of total revenues was 44% in 1997, 49% in 1996 and 52% in 1995. The product gross margin decreased from 57% in 1995 to 55% in 1996 to 49% in 1997. Product margins decreased in 1997 because of lower introductory pricing offered on the new 2550 product and the minimal configurations typical with new products. Product margins decreased in 1996 due to a greater proportion of sales made through distributors, which generally have higher discounts, than direct retail sales. To a lesser extent, the decrease in margins was also due to the mix of products shipped to customers in 1996.

          The service gross margin increased from 29% in 1995 to 34% in 1996 and 1997. The increase in the service margin from 1995 to 1996 generally paralleled the increase in service revenue, as the cost of providing that service only increased 3% during the same period. The 1997 service gross margin remained relatively flat, as the decrease in service costs from 1996 to 1997 due to the restructuring discussed above were offset by the decrease in service revenues for the same period.

          SALES AND MARKETING.    Sales and marketing expenses decreased $1.4
million or 12% from 1996 to 1997 and decreased $2.5 million or 18% from 1995 to 1996. The decreases are mainly attributed to the restructuring of operations as discussed above. Marketing program expenses were also reduced significantly in 1996, mainly in the areas of advertising, promotional programs and trade shows.

          RESEARCH AND DEVELOPMENT.    Research and development expenses
decreased $2.8 million or 25% from 1996 to 1997 and increased $0.3 million or 3% from 1995 to 1996. As a percentage of revenues, R&D expenses increased from 22% of revenues in 1995 to 25% of revenues in 1996 and 1997. The decrease in R&D expenses for 1997 is due mainly to the restructuring plan discussed above. The increase in 1996 is due to a significant investment in developing two new products, the 2550 switch and 2330 micro.pop, offset in part by the 1996 restructuring of operations. Most of the 1996 increase in expenses was in the area of project parts. As previously discussed, the 2330 product was discontinued in February 1997.

          GENERAL AND ADMINISTRATIVE.   General and administrative expenses
decreased $0.3 million or 6% from 1996 to 1997 and decreased $0.5 million or 11% from 1995 to 1996. Reductions from the restructuring of operations discussed above and reduced consulting costs contributed to the lower 1997 and 1996 expenses.

          RESTRUCTURING EXPENSE.   In 1997, the Company recorded restructuring
expense of approximately $875,000, representing anticipated costs associated with an overall reduction in work force and the discontinuance of its micro.pop product. In 1996, the Company implemented a restructuring plan and recorded a related charge of approximately $900,000, representing anticipated costs associated with the consolidation and relocation of facilities and a 15% reduction in personnel levels. These costs included severance and related expenses for the reduction in work force and amounts for unrecoverable lease obligations associated with the consolidation of the Longmont, Colorado, and Herndon, Virginia, operations facilities into one facility leased in Charlotte, North Carolina. Additionally, the relocation of operations from Boulder, Colorado, to the Company's headquarters in Herndon, Virginia, was completed during 1995, and an additional amount of approximately $84,000 was charged to the facility relocation reserve established in 1994.

          INTEREST AND OTHER, NET. Net interest income decreased 71.0% from 1996 to 1997 and decreased 45.0% from 1995 to 1996, primarily as a result of lower short-term investment balances during 1997 and 1996. Additionally, the Company recorded a foreign currency gain of $54,000 in 1997, loss of $86,000 in 1996, and gain of $106,000 in 1995. These gains and losses resulted from the Company's subsidiary operations in Germany, Italy and the United Kingdom.

          PROVISION FOR INCOME TAXES. As of December 31, 1997, the Company had net operating losses of approximately $34.2 million available for carryforward to offset future income for Federal income tax purposes subject to limitations. These carryforwards expire in years 1998 through 2012.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company sold investments of $5.3 million to fund operational and capital needs as well as contribute to an increase in cash balances. At December 31, 1997, the Company had approximately $2.8 million in cash and investments compared to $6.0 million at December 31, 1996.

     For the year ended December 31, 1997, the Company used $1.7 million of cash for operations. Non-cash items consisting of depreciation and amortization of $3.3 million coupled with a reduction in accounts receivable of $5.4 million partially offset the losses of $8.6 million and the reduction in accounts payable and accrued expenses of $1.7 million. The reduction in accounts receivable was the result of the lower sales volumes along with an improvement in the average collection time.

     Inventory levels at December 31, 1997 were $82,000 lower than at December 31, 1996 and were $581,000 lower than at September 30, 1997. This reduction is the result of efforts during the last half of 1997 to bring inventories in line with current sales volume and the expected phase out of older products. Accrued expenses decreased by $1.3 million as payments have been made for those items accrued as part of the restructuring reserves established in 1996 and 1997 as well as the usage of accruals established at the time of the Republic Telecom acquisition.

     Capital acquisitions during 1997 were $1.7 million compared to $2.1 million in 1996. These acquisitions were mostly for equipment used for research and development purposes along with some computer and test equipment.

     In November 1997, the Company negotiated a $3 million line of credit agreement with a lending institution to be used for working capital. This agreement provides for interest at a per annum rate equal to the lender's prime rate plus 2%. The line of credit agreement includes a covenant that requires the Company to maintain a tangible net worth of at least $13.5 million. At December 31, 1997, tangible net worth was approximately $15.7 million. The facility, which matures on November 30, 1999, is collateralized by the Company's assets. Borrowings under the line are based on qualified accounts receivable. At December 31, 1997, the Company had $2.0 million available under the line of credit, of which $1.1 million was outstanding and was in compliance with the tangible net worth covenant.

     The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales of its products. The Company has developed a plan to increase revenues through sales of its Network Exchange product line; however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional cash through the sales of assets including technologies or the sale of debt or equity securities. Although the Company believes it has the ability to generate additional cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate adequate cash, there could be a material and adverse effect on the business and financial condition of the Company. Therefore, the Company has also developed a plan to implement certain cost control measures to mitigate its liquidity risk.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

     The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales of its products. The Company has developed a plan to increase revenues through sales of its Network Exchange product line; however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional cash through the sales of assets including technologies or the sale of debt or equity securities. Although the Company believes it has the ability to generate additional cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate adequate cash, there could be a material and adverse effect on the business and financial condition of the Company. Therefore, the Company has also developed a plan to implement certain cost control measures to mitigate its liquidity risk.

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

     A portion of the Company's revenues results from sales to the United States government, primarily through systems integrators. The revenues generated by this government business, which is spread across numerous agencies and departments, could be adversely affected by governmental budgetary or fiscal restraints or changes in government policy.

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

     Certain components used in the Company's products are currently available from only one source and others are available from only a limited number of sources. Although the Company has generally been able to obtain adequate supplies of components to date, the Company's inability to develop alternative sources if and as required in the future, or to obtain sufficient sole-source or limited-source components as required, could result in delays or reductions in product shipments, which could adversely affect the Company's operating results. Certain products that are or may in the future be marketed with or incorporated into the Company's products are supplied by or under development by third parties. These third parties may be the sole suppliers of such products. The Company also currently relies on a single contract manufacturer to assemble and test most of the Company's products. Although a number of such contract manufacturers exist, the interruption or termination of the Company's current manufacturing relationship could have a short-term adverse effect on the Company's business. The inability of any such third parties to supply, develop or manufacture components or products in a timely manner or the termination of the Company's relationship with any such third party could delay shipment of the Company's products and could have a material adverse impact on the Company's operating results.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and the
Shareholders of Netrix Corporation:

     We have audited the accompanying consolidated balance sheets of Netrix Corporation (a Delaware corporation) and subsidiaries (together the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netrix Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP

Washington, DC
February 27, 1998

                               NETRIX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Years Ended December 31,
                                                                                 ---------------------------
                                                                               1997           1996           1995
                                                                            ---------       ---------       --------
                                                                           (In thousands, except per share amounts)
Revenues:
     Product                                                                 $22,474         $32,434         $38,812
     Service                                                                  10,613          11,201          10,079
                                                                             -------         -------         -------
           Total revenues                                                     33,087          43,635          48,891
                                                                             -------         -------         -------

Cost of revenues:
     Product                                                                  11,395          14,700          16,549
     Service                                                                   7,045           7,363           7,117
                                                                             -------         -------         -------
           Total cost of revenues                                             18,440          22,063          23,666
                                                                             -------         -------         -------
                  Gross profit                                                14,647          21,572          25,225
                                                                             -------         -------         -------

Operating expenses:
     Sales and marketing                                                      10,220          11,632          14,162
     Research and development                                                  8,323          11,079          10,776
     General and administrative                                                4,002           4,266           4,787
     Restructuring charge                                                        875             900              --
                                                                             -------         -------         -------
                Loss from operations                                          (8,773)         (6,305)         (4,500)
Interest and other, net                                                          196             403             820
                                                                             -------         -------         -------
                Loss before income taxes                                      (8,577)         (5,902)         (3,680)
Provision for income taxes                                                        --             (66)           (115)
                                                                             -------         -------         -------
Net loss                                                                     $(8,577)        $(5,968)        $(3,795)
                                                                             =======         =======         =======

Net loss per share                                                           $ (0.90)        $ (0.63)        $ (0.40)
                                                                             =======         =======         =======

Shares used in per share calculation                                           9,553           9,468           9,371
                                                                             =======         =======         =======




 The accompanying notes are an integral part of these consolidated statements.

                               NETRIX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  December 31,
                                                                       ---------------------------------
                                                                                 1997           1996
                                                                               --------       --------
                                                                      (In thousands, except share amounts)
Current assets:
     Cash and cash equivalents                                                  $ 2,758        $   687
     Short-term investments                                                          --          5,350
     Accounts receivable, net of allowance for doubtful accounts
          of $1,505 and $1,380, respectively                                      6,212         11,649
     Inventories, net                                                             8,035          8,117
     Other current assets                                                           713          1,011
                                                                                -------        -------
          Total current assets                                                   17,718         26,814
Property and equipment, net of accumulated depreciation
     and amortization of $18,016 and $15,297, respectively                        4,969          6,023
Deposits and other assets                                                           543            244
Goodwill, net of accumulated amortization of $1,447 and
     $1,090, respectively                                                           794          1,412
                                                                                -------        -------

                                                                                $24,024        $34,493
                                                                                =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Lines of credit                                                           $  1,147       $    754
     Accounts payable                                                             3,002          3,459
     Accrued liabilities                                                          3,298          4,819
                                                                               --------       --------
          Total current liabilities                                               7,447          9,032

Other liabilities                                                                    97            614
                                                                               --------       --------
     Total liabilities                                                            7,544          9,646
                                                                               --------       --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.05 par value; 1,000,000 shares authorized; none
          issued and outstanding                                                     --             --
     Common stock, $0.05 par value; 15,000,000 shares authorized;
          9,593,253 and 9,510,109 shares issued and outstanding,                    480            476
          respectively
     Additional paid-in capital                                                  55,774         55,603
     Other equity adjustments                                                       (17)           (52)
     Accumulated deficit                                                        (39,757)       (31,180)
                                                                               --------       --------
          Total stockholders' equity                                             16,480         24,847
                                                                               --------       --------
                                                                               $ 24,024       $ 34,493
                                                                               ========       ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                               NETRIX CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                ADDITIONAL      OTHER
                                   COMMON        PAID-IN        EQUITY       ACCUMULATED
                                   STOCK         CAPITAL      ADJUSTMENTS      DEFICIT     TOTAL
                                  --------      ----------    -----------   ------------   -----
                                                         (in thousands)
Balance, January 1, 1995.......    $   465      $ 54,622      $   (38)       $ (21,417)    $ 33,632
                                   -------      --------      --------       ---------     --------
Stock options exercised........          5           197           --               --          202
Employee stock purchase plan...          2           228           --               --          230
Compensation element of
    stock options..............         --            58           --               --           58
Net change in unrealized
    investment holding gain....         --            --           80               --           80
Cumulative translation
    adjustment.................         --            --          (11)              --          (11)
Net loss.......................         --            --           --           (3,795)      (3,795)
                                   -------      --------      -------        ---------     --------

Balance, December 31, 1995.....        472        55,105           31          (25,212)      30,396
                                   -------      --------      -------        ---------     --------

Stock options exercised........          2           218           --               --          220
Employee stock purchase plan...          2           144           --               --          146
Retire escrow shares...........         --           (36)          --               --          (36)
Compensation element of
    stock options..............         --           172           --               --          172
Net change in unrealized
    investment holding loss....         --            --          (49)              --          (49)
Cumulative translation
    adjustment.................         --            --          (34)              --          (34)
Net loss.......................         --            --           --           (5,968)      (5,968)
                                   -------      --------      -------        ---------     --------

Balance, December 31, 1996.....        476        55,603          (52)         (31,180)      24,847
                                   -------      --------      -------        ---------     --------

Stock options exercised........          3           134           --               --          137
Employee stock purchase plan...          1            37           --               --           38
Net change in unrealized
    investment holding loss....         --            --            7               --            7
Cumulative translation
    adjustment.................         --            --           28               --           28
Net loss.......................         --            --           --           (8,577)      (8,577)
                                   -------      --------      -------        ---------     --------

Balance, December 31, 1997.....    $   480      $ 55,774      $   (17)       $ (39,757)    $ 16,480
                                   =======      ========      =======        =========     ========


 The accompanying notes are an integral part of these consolidated statements.

                               NETRIX CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                     ---------------------------
                                                                                     1997         1996       1995
                                                                                   --------    ----------   -------
                                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(8,577)    $(5,968)   $ (3,795)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                       3,338       3,602       3,510
  Noncash compensation expense                                                           --         172          58
  Changes in assets and liabilities, net of acquisition -
     Accounts receivable                                                              5,437        (597)      3,701
     Inventories                                                                         82         505        (930)
     Other current assets                                                               298         (49)        188
     Deposits and other assets                                                         (299)         38         (70)
     Accounts payable                                                                  (457)     (1,485)        439
     Accrued liabilities                                                             (1,280)        224      (1,080)
     Other liabilities                                                                 (278)       (248)       (218)
                                                                                    -------     -------    --------

  Net cash (used in) provided by operating activities                                (1,736)     (3,806)      1,803
                                                                                    -------     -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                (2,473)     (9,395)    (17,399)
  Sales and maturities of short-term investments                                      7,823      11,320      16,303
  Purchases of property and equipment                                                (1,665)     (2,059)     (3,294)
                                                                                    -------     -------    --------
     Net cash provided by (used in) investing activities                              3,685        (134)     (4,390)
                                                                                    -------     -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lines of credit, net                                                    393           4         561
  Principal payments of long-term debt                                                 (481)        (80)         --
  Proceeds from exercise of stock options                                               137         220         202
  Proceeds from employee stock purchase plan                                             38         146         230
  Payments under capital lease obligations                                               --          --         (25)
                                                                                    -------     -------    --------
     Net cash provided by financing activities                                           87         290         968
                                                                                    -------     -------    --------

Effect of foreign currency exchange rate changes on cash and cash equivalents            35         (33)        (11)

Net increase (decrease) in cash and cash equivalents                                  2,071      (3,683)     (1,630)

Cash and cash equivalents, beginning of period                                          687       4,370       6,000
                                                                                    -------     -------    --------

Cash and cash equivalents, end of period                                            $ 2,758     $   687    $  4,370
                                                                                    =======     =======    ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                            $   117     $   139    $     94
  Cash paid during the year for income taxes                                              5           5          66

 The accompanying notes are an integral part of these consolidated statements.

                               NETRIX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Significant Accounting Policies:

     These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

RISKS AND OTHER IMPORTANT FACTORS

     For the year ended December 31, 1997, the Company experienced declining revenues and a net loss of $8.6 million due to declining sales of the Company's mature products. The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales of its products. The Company has developed a plan to increase revenues through sales of its Network Exchange product line; however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional cash through the sales of assets including technologies or the sale of debt or equity securities. Although the Company believes it has the ability to generate additional cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate adequate cash, there could be a material and adverse effect on the business and financial condition of the Company. Therefore, the Company has also developed a plan to implement certain cost control measures to mitigate its liquidity risk.

     Future operating results may be affected by a number of other factors including the timing of new products in the market place, competitive pricing pressures and economic conditions. As the market for the Company's products is characterized by rapidly changing technology, the development and introduction of competitive products may require a significant investment of financial resources. Additionally, the Company relies on reseller channels which are not under its control for a significant portion of its revenues, particularly in its international regions. Also, while the Company has generally been able to obtain adequate supplies of components to date, the interruption or termination of the Company's current manufacturing relationships could have an adverse effect on the Company's operating results.

     CASH EQUIVALENTS

     Cash equivalents are primarily bank deposits, commercial paper, and government agency securities with original maturities of three months or less. These investments are carried at cost which approximates market value.

     SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of commercial paper with maturities of more than three months and less than twelve months and longer-term investments held as available-for-sale, primarily US government obligations with maturities between twelve and eighteen months. Short-term investments are reported at fair value.

     Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that are classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a component of stockholders' equity. For the year ended December 31, 1997 there was no unrealized holding gain/loss on short-term investments. For the year ended December 31, 1996 there was a loss of approximately $7,000, which is reported as an adjustment to stockholders' equity.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the balance sheet approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, borrowings under the line of credit agreement and long-term debt.

     INVENTORIES

     Inventories are valued at the lower of cost or market, using the first-in, first-out ("FIFO") method. Work in process and finished goods include direct labor and manufacturing overhead.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

     Manufacturing and test equipment... 3-5 years
     Office furniture and equipment.....   5 years
     Purchased software.................   3 years
     Leasehold improvements............. Shorter of useful life or remaining lease term

     GOODWILL

     Goodwill represents the excess purchase price of subsidiary assets acquired and is amortized over a seven-year period.

     REVENUE RECOGNITION

     The Company receives revenue both from sales of products and from service contracts. In most cases, revenue from product sales is recognized upon shipment. Revenue from service contracts is recognized ratably over the period covered by the contract. Product sales accounted for 68% of total revenues in 1997, 74% of total revenues in 1996, and 79% of total revenues in 1995.

     WARRANTY

     The Company generally warrants its products for periods ranging from 90 days to one year and sells an optional, annually renewable, maintenance contract with most networks. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     FOREIGN EXCHANGE GAIN/LOSS

     Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. Included in Interest and other, net, for the years ended December 31, 1997, 1996 and 1995 is a foreign exchange gain of approximately $54,000, loss of approximately $86,000, and gain of approximately $106,000, respectively.

     EARNINGS PER SHARE

     The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," at December 31, 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share.
The 1997, 1996 and 1995 earnings per share amounts have been restated in accordance with SFAS No. 128; however, the implementation of SFAS No. 128 did not have a material impact. The effect of options were not considered in the calculation of diluted earnings per share as it would have been anti-dilutive; as such, the numerator and denominator of basic earnings per share is the same as for diluted earnings per share. Stock options outstanding at December 31, 1997 (see Note 4) could potentially have a dilutive effect on basic earnings per share in the future. Earnings per share have been computed using the weighted-average number of common shares outstanding.

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

     LONG-LIVED ASSETS

     The Company reviews its long-lived assets, including property and equipment, identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the future, undiscounted, net cash flows compared to the carrying amount of the assets.

     YEAR 2000

     The Company is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on this preliminary review, the information systems in place will be modified with the appropriate upgrades provided by the original software vendors. Currently, the aggregate costs associated with these upgrades have not been estimated.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company plans to adopt SFAS No. 130 in the first quarter of 1998. The Company does not expect SFAS No. 130 to have a significant impact on its financial statements. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 at its year-end December 31, 1998. The Company is currently evaluating the impact of SFAS No. 131 on its financial statements.


2.  ACQUISITIONS:

     On January 1, 1995, the Company acquired the equipment, inventory, and contract rights of InterData Systems GmbH ("IDS"), relating to its corporate network business. Prior to this acquisition, IDS was a distributor of the Company and provided sales and service of the Company's products in Germany. The purchase price for the assets acquired in this transaction was $545,000, of which $185,000 was classified as goodwill. All of the assets acquired were transferred to Netrix GmbH, a wholly-owned subsidiary of the Company, which was established concurrently with the acquisition of the assets of IDS.

3.  BALANCE SHEET DETAILS:

 INVENTORIES

                                                          December 31,
                                                   ----------------------
                                                      1997       1996
                                                      ----       ----
    Raw materials...............................   $    462    $    326
    Work in process.............................        772         869
    Finished goods..............................      6,801       6,922
                                                   --------    --------

     Total inventories..........................   $  8,035    $  8,117
                                                   ========    ========

 PROPERTY AND EQUIPMENT

                                                          December 31,
                                                   ----------------------
                                                      1997       1996
                                                      ----       ----
    Manufacturing and test equipment............   $ 13,512    $ 12,310
    Office furniture and equipment..............      6,708       6,367
    Purchased software..........................      2,765       2,643
                                                   --------    --------
     Total property and equipment...............     22,985      21,320
    Accumulated depreciation and amortization...    (18,016)    (15,297
                                                   --------    --------
     Net........................................   $  4,969    $  6,023
                                                   ========    ========

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

ACCRUED LIABILITIES

                                                   December 31,
                                               -------------------
                                                   1997      1996
                                                 ------    ------

          Deferred revenue...................    $  699    $  870
          Payroll and related compensation...     1,207       929
          Other..............................     1,392     3,020
                                                 ------    ------
                                                 $3,298    $4,819
                                                 ======    ======

4.  COMMON STOCK AND STOCK PLANS:

     The Company maintains three plans which are described below, whereby employees and directors of the Company are granted the opportunity to acquire an equity interest in the Company. A total of 2,925,000 shares of Common Stock have been reserved for issuance in aggregate under these plans. SFAS No. 123, "Accounting for Stock-Based Compensation" defines a "fair value based method" of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company has historically accounted for employee stock options or similar equity instruments under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

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

                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                            ----------   ---------   ---------

Net loss                        As reported                  $ (8,577)    $(5,968)    $(3,795)
                                Pro forma                    $(10,377)    $(6,807)    $(4,031)

Net loss per share              As reported                  $  (0.90)    $ (0.63)    $ (0.40)
                                Pro forma                    $  (1.08)    $ (0.72)    $ (0.43)

     Because the fair value method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of the cost to be expected in future years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: no dividend yield; expected volatility of 98 percent, 70 percent, and 70 percent; risk free interest rates approximating 5.5 percent, 5 percent, and 5 percent; and an average expected life of approximately 5 years. The per share weighted average fair value of the options on the date of grant for shares issued in 1997, 1996 and 1995 was approximately $2.30, $5.89 and $5.61, respectively. The weighted average remaining contractual life for options outstanding as of December 31, 1997 is
8.1 years.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     1996 STOCK OPTION PLAN

     Under the terms of the Company's 1996 Stock Option Plan, either incentive stock options or nonstatutory options may be granted. Generally, the purchase price of shares subject to any incentive option granted will not be less than the fair market value at the date of grant. Stock options granted expire five to ten years from the grant date and typically vest 20% to 25% per year. Compensation expense recorded for options granted at less than the fair market value at the date of the grant is recognized on a straight-line basis over the performance period. The expense approximated $172,000 in 1996 and $58,000 in 1995, with no expense in 1997. At December 31, 1997 there is no remaining deferred compensation expense related to these grants.

     The following table summarizes the option activity under this plan:

                                                                            WEIGHTED AVERAGE
                                              NUMBER          OPTION PRICE    OPTION PRICE
                                             OF SHARES         PER SHARE       PER SHARE
                                         -----------------   --------------   ------------
     Outstanding, January 1, 1995.....            599,900    $1.080-$17.250          $6.04
         1995:
          Granted.....................            475,000    $ 2.563-$8.690          $5.12
          Exercised...................            (94,101)   $ 1.080-$6.250          $2.14
          Canceled....................           (131,093)   $ 1.680-$8.690          $6.40
                                                ---------
     Outstanding, December 31, 1995...            849,706    $1.680-$17.250          $5.90
         1996:
          Granted.....................            820,055    $ 4.250-$9.625          $5.89
          Exercised...................            (43,113)   $ 1.680-$6.250          $5.12
          Canceled....................           (140,500)   $ 1.680-$7.875          $5.88
                                                ---------
     Outstanding, December 31, 1996...          1,486,148    $1.680-$17.250          $5.92
         1997:
          Granted.....................            396,940    $ 1.250-$3.250          $2.30
          Exercised...................            (63,077)   $ 1.680-$6.250          $2.18
          Canceled....................           (594,786)   $ 1.680-$7.875          $5.57
                                                ---------
     Outstanding, December 31, 1997...          1,225,225    $ 1.250-$8.690          $2.93
                                                =========

     Exercisable, December 31, 1995...            187,774    $1.680-$17.250          $6.74
                                                =========
     Exercisable, December 31, 1996...            488,187    $1.680-$17.250          $5.74
                                                =========
     Exercisable, December 31, 1997...            479,177    $ 1.250-$8.690          $3.21
                                                =========

     EMPLOYEE STOCK PURCHASE PLAN

     Under the 1992 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue semi-annual offerings of up to 50,000 shares. The number of shares available for an offering may be increased at the election of the Board of Directors by the number of shares of Common Stock, if any, which were made available but not purchased during an earlier offering. Each offering is six months in length and commences on each July 1 and January 1. Under the terms of the Plan, employees can choose prior to each offering to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-offering or end-of-offering market price. Under the Plan, the Company sold 20,067 shares, 36,556 shares, and 43,848 shares to employees in 1997, 1996, and 1995, respectively.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     DIRECTOR OPTION PLAN

     Under the terms of the Director Option Plan, directors of the Company who are not officers or employees of the Company each receive nonstatutory options to purchase 9,000 shares of Common Stock of the Company. In 1997, 1996, and 1995, independent members of the Board of Directors were granted options to purchase a total of 9,000, 27,000, and 9,000 shares, respectively, of common stock at $2.19, $4.69, and $7.13 per share, respectively, under the Director Option Plan. At December 31, 1997 a total of 54,000 shares were outstanding under the Director Option Plan.


5.  COMMITMENTS AND CONTINGENCIES:

     LINE OF CREDIT

     In November 1997, the Company negotiated a $3 million line of credit agreement with a lending institution to be used for working capital. This agreement provides for interest at a per annum rate equal to the lender's prime rate plus 2%. The line of credit agreement includes a covenant that requires the Company to maintain tangible net worth of at least $13.5 million. At December 31, 1997, tangible net worth was approximately $15.7 million. The facility, which matures on November 30, 1999, is collateralized by the Company's assets. Borrowings under the line are based on qualified accounts receivable. At December 31, 1997, the Company had $2.0 million available under the line of credit. At December 31, 1997 and 1996, the Company had approximately $1,147,000 and $754,000, respectively, outstanding under its working capital line of credit arrangements.

     LONG-TERM DEBT

     In conjunction with the working capital line of credit obtained in November 1997, the Company repaid its equipment note payable in full. At December 31, 1996, the Company had approximately $481,000 outstanding under the equipment note payable.

     Interest expense related to the above borrowings was approximately $117,000 and $125,000 for the years ended December 31, 1997 and 1996, respectively.

     RESTRUCTURING CHARGE

     In 1997, the Company recorded restructuring expense of approximately $875,000, representing anticipated costs associated with an overall reduction in work force and the discontinuance of its micro.pop product. At December 31, 1997, approximately $158,000 of the accrual remains. In 1996, the Company implemented a restructuring plan and recorded a related charge of approximately $900,000, representing anticipated costs associated with the consolidation and relocation of facilities and a 15% reduction in personnel levels. These costs included severance and related expenses for the reduction in work force and amounts for unrecoverable lease obligations associated with the consolidation of the Longmont, Colorado, and Herndon, Virginia, operations facilities into one facility leased in Charlotte, North Carolina. At December 31, 1997, approximately $101,000 of the accrual remains to cover anticipated losses from the Herndon and Longmont lease commitments.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     LEASES

     The Company has existing lease agreements for office space and equipment expiring through April 2003. The lease for the Company's headquarters facility in Herndon, Virginia, includes annual escalations of a fixed amount during each year of the lease. Additionally, the Company leases approximately 8,600 square feet in Longmont, Colorado, for the purpose of continuing certain product development activities and approximately 8,000 square feet of space from its main outsourcing manufacturer in Charlotte, North Carolina, for its operations facilities. The Company was relieved of its lease commitment for 48,000 square feet of space in Boulder, Colorado, in August 1997. The Company also leases space for sales offices in the US, the UK, Germany, Italy and Hong Kong. The Company recognizes rent expense, net of any sublease revenue, on a straight-line basis. Net rent expense in 1997, 1996, and 1995 was approximately $1,643,000, $2,475,000 and $2,501,000, respectively.

     The Company subleases approximately 28,000 square feet in Herndon, Virginia. Sublease revenue for 1997 and 1996 was approximately $223,000 and $380,000, respectively, and is presented as a reduction of rent expense in the accompanying consolidated statements of operations.

     Future minimum lease payments for office space and equipment under operating leases are as follows (in thousands):

       FOR THE YEARS ENDING          NET
          DECEMBER 31,             PAYMENTS
--------------------------------   --------

          1998..................     $1,688
          1999..................        544
          2000..................         76
          2001..................         74
          2002 and thereafter...         85
                                     ------
                                     $2,467
                                     ======

     These payments are net of future sublease revenue of approximately $371,000 in 1998.

     EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) savings plan ("401(k) plan") covering all eligible employees. The Company began contributing to the 401(k) plan effective July 1, 1996. The Company matches employee contributions up to the first 6% of eligible income at a rate of 25%. The matching funds are subject to 20% vesting per year beginning with the employee's first day with the Company; therefore, certain employees were 100% vested in the Company matching contributions on July 1, 1996. In 1997 and 1996, the company contributed approximately $86,000 and $44,000, respectively, to the 401(k) plan.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     LITIGATION

     In December 1991, Gandalf Systems Corporation ("Gandalf") filed an action in the Superior Court of New Jersey against Graphnet, Inc. ("Graphnet") for approximately $2,000,000 allegedly owed to Gandalf's predecessor under a 1990 lease of equipment, which included equipment manufactured by Netrix. Graphnet counterclaimed, alleging that the equipment was inadequate and/or defective. Subsequently, Graphnet demanded approximately $2,000,000 in damages from Gandalf. In October 1993, Gandalf filed a third-party claim against the Company for indemnification against any judgment obtained by Graphnet. In March 1994, the Company filed a third-party claim against Graphnet for monies owed to it for equipment purchased directly from the Company subsequent to Graphnet's lease transaction with Gandalf's predecessor. The Company and Graphnet stipulated to a dismissal of that claim in May 1994, having resolved the matter within the context of their ongoing business relationship. Management believes Graphnet's counterclaim and Gandalf's third-party claim are without merit. The Company is defending the suit vigorously.

     Other than the matters described above, the Company is involved in other minor litigation and is not party to any litigation the adverse outcome of which it believes would have a material adverse effect on the Company's financial position or future results of operations and is not aware that any such litigation is threatened.


6.  REVENUES:

     SIGNIFICANT CUSTOMERS

     Customers that accounted for greater than 10% of total revenues in 1997, 1996, and 1995 are described below (in thousands).

                    YEARS ENDED DECEMBER 31,
                   ---------------------------
                    1997      1996      1995
                   ------   --------   -------
Distributor 1...   $3,640    $5,837       *
End User 1......      *         *      $5,592

* Revenue accounted for less than 10% of total revenues for the period.

     PRODUCT REVENUES

     The Company's product revenues for 1997, 1996 and 1995 were generated in the following geographic regions (in thousands):

                                     YEARS ENDED DECEMBER 31,
                                    ---------------------------
                                     1997      1996      1995
                                    -------   -------   -------

Domestic.........................   $ 7,884   $11,554   $19,822
Europe, Middle East and Africa...     9,308    11,531    10,002
Pacific Rim, Latin America and
     South America...............     5,282     9,349     8,988
                                    -------   -------   -------

Total............................   $22,474   $32,434   $38,812
                                    =======   =======   =======

     Included in domestic product revenues are sales through systems integrators and distributors to the Federal Government of approximately $627,000, $2,164,000, and $5,873,000 in 1997, 1996 and 1995 respectively.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


7.  INCOME TAXES:

     The components of income tax expense consist of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------
                                          1997             1996            1995
                                      -------------   --------------   ------------
       Current provision:
          Federal..................        $(2,105)        $(1, 534)       $(1,251)
          State....................           (256)            (185)          (135)
          Increase in valuation
           allowance...............          2,361            1,719          1,416
          Foreign                               --               66             85
       Deferred (benefit)
        provision:
          Federal..................             --               --             --
          State....................             --               --             --
                                           -------         --------        -------
                                           $    --         $     66        $   115
                                           =======         ========        =======

     The provision for income taxes results in effective rates that differ from the Federal statutory rate as follows:


                                                 YEARS ENDED DECEMBER 31,
                                           ---------------------------------------
                                            1997             1996           1995
                                           -------         --------        -------
          Statutory Federal income
           tax rate................         (35.0)%          (35.0)%        (35.0)%
          Effect of graduated rates           1.0              1.0            1.0
          State income taxes, net
           of Federal tax benefit..          (4.3)            (4.3)          (4.3)
          Benefit of net operating
           loss carryforward.......            --               --             --
          Losses without current
           tax benefit.............          38.3             38.3           39.1
          Foreign income taxes.....            --              1.1            2.3
                                          -------         --------        -------
          Effective rate...........            -- %            1.1 %          3.1 %
                                          =======         ========        =======

     As of December 31, 1997, the Company had net operating losses of approximately $34.2 million available for carryforward to offset future income for Federal income tax purposes. The Company has additional net operating loss carryforwards of $2.7 million as a result of the 1994 acquisition of Republic. Due to Internal Revenue Service rules regarding change in ownership, the use of these net operating losses is limited to $300,000 per year. These carryforwards expire in years 1998 through 2012 as follows:

     1998..................   $   229,587
     1999..................       229,587
     2000..................       229,587
     2001..................       229,587
     2002..................     1,798,680
     2003 and thereafter...    31,514,002
                              -----------
                              $34,231,030
                              ===========

     These carryforwards are subject to limitation of the amount available to be used in any given year due to significant changes in ownership interests. In addition, the Company has research and development tax credit carryforwards of approximately $2.1 million which are available to offset future Federal income taxes with certain limitations. Temporary differences between financial reporting and income tax reporting result primarily from the treatment of deferred rent, depreciation expense, and capitalization of certain inventory costs for tax purposes.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The components of the net deferred tax asset were as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                               1997          1996
                                                           ------------   -----------
                     Federal regular tax operating
                       loss carryforwards...............      $ 11,639      $  9,933
                     State regular tax operating
                       loss carryforwards...............         1,472         1,220
                     Research and development tax
                       credit carryforwards.............         2,048         2,029
                     Basis difference attributable to
                        Telcom acquisition..............        (1,067)       (1,182)
                     Other..............................         3,660         2,467
                                                              --------      --------
                                                              $ 17,752      $ 14,467
                     Valuation allowance................       (17,752)      (14,467)
                                                              --------      --------
                     Deferred tax asset.................      $     --      $     --
                                                              ========      ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, position and business experience of the executive officers and directors of Netrix.


     NAME AND AGE              OFFICE AND EXPERIENCE
     ------------              ---------------------
 Lynn C. Chapman, 44...................   President, Chief Executive Officer and Director.  Mr. Chapman joined the
                                          Company in December 1992 and was named Vice President in February 1993.
                                          During 1996 Mr. Chapman assumed additional responsibility as Vice President --
                                          Network Products, and was named President and CEO and a director of the
                                          Company in February 1997.  Prior to joining Netrix, Mr. Chapman served in various management positions at Data General Corporation from 1989 to November
                                          1992.

 Richard D. Rose, 43...................   Executive Vice President -- Finance and Chief Financial Officer.  Prior to
                                          joining the Company in October 1997, Mr. Rose was with Penril DataComm
                                          Networks, Inc., from 1988 until 1997, where he served in various positions, lastly as CFO.

 G. Brent Wilson, 41...................   Executive Vice President -- Engineering Services.  Mr. Wilson joined the
                                          Company in December 1990 and was named Vice President -- Customer Service in
                                          January 1996 and Vice President -- Engineering Services in April 1997.  While
                                          at Netrix he has also served as Director of Technical Services.  Prior to
                                          Netrix, Mr. Wilson served as Manager of Communications for the Price Company.

 V. Orville Wright, 77.................   Director.  Mr. Wright has been a Director of the Company since 1991.  From
                                          1975 to 1985, he served as President and Chief Operating Officer of MCI
                                          Communications Corporation ("MCI") and from 1987 to 1991 as Vice Chairman and
                                          Co-Chief Executive Officer of MCI.  From 1985 to 1987, Mr. Wright served as
                                          Vice Chairman of MCI.  Mr. Wright has also held senior executive positions at
                                          IBM Corporation, RCA Corporation, Amdahl Corporation and Xerox Corporation.
                                          Mr. Wright also serves as a director of Calpine Corporation, and independent power producing company.

 William T. Rooker, Jr., 64............   Director.  Mr. Rooker has been a Director of the Company since July 1994.  Mr.
                                          Rooker retired from IBM Corporation ("IBM") at the end of 1992 after 37 years of service and has since served as a private consultant.  During his tenure at
                                          IBM he held a variety of marketing and executive management positions.  From
                                          1974 to 1990 he was Vice President and General Manager of Federal Marketing
                                          Programs at IBM, and from 1990 to 1992 he was Corporate Director of Government
                                          Relations at IBM.

 Arthur J. Marks, 52...................   Director.  Mr. Marks has been a Director of the Company since 1987.  He has been a General Partner of New Enterprise Associates, a venture capital firm, since 1984.  Mr. Marks serves as director of Progress Software Corporation, an application development software company, Platinum Software Corporation, a marketing and development company for LAN-based and client server software, and AMISYS, a managed care software company.

 John F. Burton, 45....................   Director.  Mr. Burton has been a Director of the Company since 1995.  Since
                                          March 1997, Mr. Burton has been managing director of Updata Group, an investment banking firm.  From October 1996 to March 1997, Mr. Burton was managing director of Burton Technology Partners, a technology investment and consulting company.  From September 1995 to September 1996, Mr. Burton was the
                                          President and Chief Executive Officer of NatSystems Inc., a client server software company.  From February to August 1995, Mr. Burton was an independent consultant.  Mr. Burton was employed by Legent Corporation, a systems management software company, from 1989 through 1995, as President and
                                          Director, and from 1992 through 1995 as Chief Executive Officer.  He is currently a director of Banyan Systems Corporation, a networking software company, Mapinfo Corporation, a desktop mapping software company, and Axent
                                          Technologies Inc., a network security company.


DELINQUENT FILINGS

     The Company notes that one of its officers, Lynn C. Chapman, did not timely report transactions in the Company's Common Stock that occurred in 1997 as required by the rules under Section 16 of the Securities Exchange Act of 1934. Mr. Chapman subsequently reported the transactions.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for the last three fiscal years of the Company's Chief Executive Officer and the Company's other most highly compensated executive officers (together, the "Named Executive Officers") for the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                                             Compensation
                                                   Annual Compensation          Awards
                                            -------------------------------   ----------
          Name/Position              Year   Salary($)   Bonus($)   Other(1)   Options(#)
----------------------------------   ----   ---------   --------   --------   ----------
Lynn C. Chapman (2)...............   1995    141,928     11,355       --         25,000
     President and Chief             1996    140,578         --    1,125         75,000
     Executive Officer               1997    156,546     21,750    2,375         29,000

Richard D. Rose (3)...............   1995         --         --       --             --
     Vice President, Finance and     1996         --         --       --             --
     Chief Financial Officer         1997    120,000      4,000       --         45,000

J. Gerard Cregan (4)..............   1995    147,744     11,355       --         25,000
     Vice President, Operations      1996    143,948         --       --         50,000
                                     1997    115,946      9,063       --          9,000

G. Brent Wilson...................   1995     96,796         --       --         20,000
     Vice President, Engineering     1996    109,701         --       --         25,000
     Services                        1997    114,815     14,500       --         12,000

Charles W. Stein (5)..............   1995    203,542     22,710       --         60,000
                                     1996    204,789         --    1,125        150,000
                                     1997    225,592         --      693             --

------------
(1) Represents matching 401(k) plan contributions by the Company.
(2) Mr. Chapman was made President and Chief Executive Officer of the Company in February 1997.
(3) Mr. Rose joined the Company as Chief Financial Officer in October 1997. Salary amount represents annualized compensation.
(4) Mr. Cregan resigned as a Vice President of the Company in January 1998.
(5) Mr. Stein resigned as President and Chief Executive Officer of the Company and was elected to serve as Chairman of the Board of Directors of the Company in January 1997. He resigned as Chairman of the Board of Directors of the Company in March 1997.

OPTION GRANTS

   The following table summarizes option grants during 1997 to the Named Executive Officers:

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR


                                        PERCENT                                              POTENTIAL REALIZABLE
                                        OF TOTAL                                               VALUE AT ASSUMED
                                        OPTIONS                                                ANNUAL RATES OF
                                       GRANTED TO                MARKET                    STOCK PRICE APPRECIATION
                         OPTIONS       EMPLOYEES    EXERCISE      PRICE                      FOR OPTION TERM (E)
                         GRANTED       IN FISCAL      PRICE     ($/SHARE)   EXPIRATION   ---------------------------
     NAME                (#)(A)          YEAR       ($/SHARE)     (D)          DATE        0%($)    5%($)    10%($)
-------------------------------------------------------------   ----------------------------------------------------
Lynn C. Chapman           29,000(B)          7.3%      $2.33       $2.33       3/12/07      -      $42,494   $107,689
Richard D. Rose           45,000(C)         11.3        1.63        1.63      11/20/07      -       46,129    116,901
J. Gerard Cregan           9,000(B)          2.3        2.33        2.33       3/12/07      -       13,188     33,421
G. Brent Wilson           12,000(B)          3.0        2.33        2.33       3/12/07      -       17,584     44,561
Charles W. Stein              --              --          --          --            --      -           --         --

_____________
(A) Under the terms of the Company's incentive stock option plan, the Board of Directors retains descretion, subject to plan limits, to modify the terms of the outstanding options and to reprice the options. The options were granted for a term of 10 years, subject to earlier termination in the event of termination of employment. The options were granted with tandem tax withholding rights.
(B) Identified options were granted March 11, 1997, and become exercisable in equal monthly installments on the 11th day of each calendar month following the date of grant, with full vesting occurring on the fourth anniversary date.
(C) Identified options were granted November 19, 1997, and become exercisable in equal monthly installments on the 19th day of each calendar month following the date of grant, with full vesting occurring on the fourth anniversary date.
(D) Equals fair market value of Common Stock on the date of grant.
(E) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10% compounded annually from the date of grant to their expiration date. Actual gains, if any, on stock option exercises will depend upon the future performance of the Common Stock and the date on which the options are exercised.


OPTION EXERCISES AND YEAR-END VALUES

  The following table summarizes option exercises during 1997 by the Named Executive Officers and the value of the options held by such persons at the end of 1997:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                               SHARES                                NUMBER OF                 VALUE OF UNEXERCISED
                              ACQUIRED                           UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                 ON             VALUE           AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)(A)
                              EXERCISE         REALIZED     -----------------------------   -----------------------------
          NAME                   (#)              ($)        EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-----------------------------------------------------------------------------------------   -----------------------------
Lynn C. Chapman                      --              --         66,996          74,004             --              --
Richard D. Rose                      --              --            750          44,250             --              --
J. Gerard Cregan                     --              --         65,425          42,658             --              --
G. Brent Wilson                      --              --         31,247          36,779             --              --
Charles W. Stein                 44,048        $(13,743)        91,327         101,625             --              --

_____________
(A) Value is based on the closing sales price of the Company's Common Stock on December 31, 1997 ($1.06), the last trading day of 1997, less the applicable option exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 13, 1998, with respect to the beneficial ownership of Common Stock by (I) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company and nominee for Director,
(iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" below and (iv) all Directors and executive officers of the Company as a group:

                                                                          NUMBER OF
                                                                           SHARES       PERCENTAGE OF
                                                                        BENEFICIALLY    COMMON STOCK
                          BENEFICIAL OWNER                                OWNED(1)      OUTSTANDING (2)
---------------------------------------------------------------------   -------------   --------------
Kopp Investment Advisors(3)..........................................         606,813            6.3
  7701 France Avenue South, Suite 500
  Edina, MN  55435

New Enterprise Associates IV, Limited Partnership(4).................         582,009            6.0
  1119 St. Paul Street
  Baltimore, MD  21202

Dimensional Fund Advisors, Inc.(5)...................................         548,600            5.7
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA  90401

Lynn C. Chapman(6)...................................................          77,163             *

Richard D. Rose(7)...................................................          13,750             *

J. Gerard Cregan(8)..................................................          37,035             *

G. Brent Wilson(9)...................................................          36,247             *

Charles W. Stein(10).................................................          22,233             *

V. Orville Wright(11)................................................          26,696             *

Arthur J. Marks(12)..................................................         803,039            8.3

William T. Rooker, Jr.(13)...........................................           9,000             *

John F. Burton(14)...................................................           6,030             *

All Directors and executive officers as a group (9 persons)(15)......         982,784           10.2

_____________
* Less than 1%
(1) The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after March 13, 1998 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Number of shares deemed outstanding includes 9,643,240 shares outstanding as of March 13, 1998, plus any shares subject to options held by the person or entity in question that are currently exercisable or exercisable within 60 days after March 13, 1998.
(3)  This information is based on a Schedule 13G dated February 12, 1998.
(4)  This information is based on a Schedule 13G dated February 10, 1998.
(5)  This information is based on a Schedule 13G dated February 9, 1998.
(6) Includes 77,163 shares issuable upon exercise of outstanding stock options exercisable within 60 days after March 13, 1998.
(7) Includes 3,750 shares issuable upon exercise of outstanding stock options exercisable within 60 days after March 13, 1998.
(8)  Mr. Cregan resigned as a Vice President of the Company in January 1998.
(9) Includes 36,247 shares issuable upon exercise of outstanding stock options exercisable within 60 days after March 13, 1998.
(10) Mr. Stein resigned as President and Chief Executive Officer of the Company and was elected to serve as Chairman of the Board of Directors of the Company in January 1997. He resigned as Chairman of the Board of Directors of the Company in March 1997.
(11) Includes 1,000 shares held by Mr. Wright's wife, as to which Mr. Wright disclaims beneficial ownership. Also includes 6,030 shares issuable upon exercise of outstanding stock options exercisable within 60 days after March 13, 1998.
(12) Includes 582,009 shares held by New Enterprise Associates IV, Limited Partnership and 200,000 shares held by New Enterprise Associates V, Limited Partnership. Mr. Marks is a general partner of the general partners of New Enterprise Associates IV, LP and New Enterprise Associates V, LAP, respectively. Mr. Marks disclaims beneficial ownership of such shares. Also includes 6,030 shares issuable upon exercise of outstanding stock options exercisable within 60 days after March 13, 1998.
(13) Includes 9,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days after March 13, 1998.
(14) Includes 6,030 shares issuable upon exercise of outstanding stock options exercisable within 60 days after March 13, 1998.
(15) Includes shares as indicated in footnotes (6) through (14) above.

COMPARATIVE STOCK PERFORMANCE

     The graph below compares cumulative total stockholder return on the Company's Common Stock during the period from September 21, 1992 (the date on which the Company's Common Stock was first registered under the Exchange Act) through December 31, 1997 with the cumulative total return over the same period of (I) the Russell 2000 Index and (ii) a peer group of publicly-traded companies* selected by the Company for purposes of this comparison (the "Peer Group"). This graph assumes the investment of $100 at the close of trading on September 21, 1992 in the Company's common Stock, the Russell 2000 Index and the Peer Group and assumes reinvestment of dividends. Measurement points are at September 21, 1992 and December 31, 1993, 1994, 1995, 1996 and 1997.

                      COMPARATIVE FIVE-YEAR TOTAL RETURNS*
                 NETRIX CORPORATION, RUSSELL 2000, PEER GROUP
                    (PERFORMANCE RESULTS THROUGH 12/31/97

                        PERFORMANCE GRAPH APPEARS HERE

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS


     Index to Consolidated Financial Statements                             Page
     ------------------------------------------                             ----
          Report of Independent Public Accountants                           11
          Consolidated Statements of Operations                              12
          Consolidated Balance Sheets                                        13
          Consolidated Statements of Stockholders' Equity                    14
          Consolidated Statements of Cash Flows                              15
          Notes to Consolidated Financial Statements                         16

     (2)  FINANCIAL STATEMENT SCHEDULES


     Index to Consolidated Financial Statement Supplemental Schedule        PAGE
     ---------------------------------------------------------------        ----
     Report of Independent Public Accountants on Supplemental Schedule...    37
     For the three years in the period ended December 31, 1997:
          Schedule II - Consolidated Valuation and Qualifying Accounts...    38

          All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

     (3)  EXHIBITS

    Exhibit
    Number                                                 Description
---------------   ----------------------------------------------------------------------------------------------
       3.1        --Amended and Restated Certificate of Incorporation of the Registrant, as amended
                  (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form
                  S-1 filed September 18, 1992, as amended (File No. 33-50464) (the "1992 S-1").
       3.2        --Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the 1992 S-1).
       4.1        --Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the 1992 S-1).
      10.1*       --Amended and Restated Incentive Stock Option Plan of the Registrant, as amended
                  (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K").
      10.2*       --1992 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit
                  10.2 of the 1995 10-K).
      10.3*       --1992 Directors Stock Option Plan of the Registrant (incorporated by reference to exhibit
                  10.3 of the 1995 10-K).
      10.4*       --1996 Stock Option Plan of the Registrant (incorporated by reference to exhibit 10.4 of the
                  1995 10-K).
      10.5        --Office Lease, dated December 9, 1988, as amended, between the Registrant and Dulles
                  Technology Center Venture, for the Registrant's principal executive offices at 13595 Dulles
                  Technology Drive, Herndon, Virginia (incorporated by reference to Exhibit 10.6 of the 1992
                  S-1).
      10.6        --Office Lease, dated September 15, 1992, between the Registrant and Brit Limited
                  Partnership, for the Registrant's administrative offices at The Hallmark Building,
                  Renaissance Centre in the Renaissance Park at Dulles, Herndon, Virginia (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1992 (the "1992 10-K")).
      10.7        --Agreement and Plan of Merger dated December 23, 1993, among Registrant, NAC Corp., and
                  Republic Telcom Systems Corporation, as amended (incorporated by reference to the
                  Registrant's Current Report on Form 8-K filed on February 3, 1994, as amended by Amendment
                  No. 1 on Form 8-K/A filed on March 30, 1994 (the "8-K").
     #10.8        --Loan Agreement dated,  November 18, 1997 between the Registrant and Coast Business Credit.
     #21          --Subsidiaries of the Registrant.
     #23.1        --Consent of Arthur Andersen LLP

--------------
#   Filed herewith
* This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

(b) REPORTS ON FORM 8-K

          None

                                   SIGNATURES
                                   ----------

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              NETRIX CORPORATION


Date:   March 26, 1998        By:  /s/ Lynn C. Chapman
                                 --------------------------------------
                                         LYNN C. CHAPMAN
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER

             Signature                                Title                                   Date
-----------------------------------   -------------------------------------   -------------------------------------
        /s/ Lynn C. Chapman                President, Chief Executive                    March 26, 1997
   ---------------------------                Officer and Director
          LYNN C. CHAPMAN                 (Principal Executive Officer)


        /s/ Richard D. Rose                Vice President-Finance and                    March 26, 1997
   ---------------------------               Chief Financial Officer
          RICHARD D. ROSE                 (Principal Financial Officer)


        /s/ Arthur J. Marks                         Director                             March 26, 1997
   ---------------------------
          ARTHUR J. MARKS

        /s/ William T. Rooker                       Director                             March 26, 1997
   ---------------------------
          WILLIAM T. ROOKER

        /s/ V. Orville Wright                       Director                             March 26, 1997
   ---------------------------
          V. ORVILLE WRIGHT

        /s/ John Burton                             Director                             March 26, 1997
   ---------------------------
          JOHN BURTON

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE



To the Board of Directors and
Shareholders of Netrix Corporation:

          We have audited in accordance with generally accepted auditing standards, the financial statements of Netrix Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated February 27, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included on page 38 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                          ARTHUR ANDERSEN LLP

Washington, DC,
February 27, 1998

                                                                     SCHEDULE II


                               NETRIX CORPORATION

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                    BALANCE AT   CHARGED TO                          BALANCE AT
                                    BEGINNING    COSTS AND                             END OF
DESCRIPTION                         OF PERIOD     EXPENSES    OTHER    DEDUCTIONS      PERIOD
-----------                         ----------   ----------   -----   ------------   ----------
                                                          (IN THOUSANDS)
Year Ended December 31, 1995:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable)......      $ 1,795       --          --        265          $1,530
Year Ended December 31, 1996:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable)......      $ 1,530      156        (200)*      106          $1,380
Year Ended December 31, 1997:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable)......      $ 1,380      150          --         25          $1,505

 ------------
*Amounts related to Republic Telcom purchase accounting.

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                         DESCRIPTION
---------------   ---------------------------------------------------------------

     10.8         --Loan Agreement between Registrant and Coast Business Credit.
     21           --Subsidiaries of the Registrant.
     23.1         --Consent of Arthur Andersen LLP