Form 10-Q
period 1998-03-31
NETRIX CORP
filed 1998-05-15
CIK 889237

                              NETRIX CORPORATION
                              ------------------

                                   FORM 10-Q
                                   ---------

                                MARCH 31, 1998
                                --------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                       ---------
PART I -- FINANCIAL INFORMATION

     ITEM 1 -- FINANCIAL STATEMENTS

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 1998 and 1997                        2
          Condensed Consolidated Balance Sheets                             3
          Condensed Consolidated Statements of Cash Flows                   4
          Notes to Unaudited Condensed Consolidated Financial Statements    5

     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          8

PART II -- OTHER INFORMATION

     ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                            11


SIGNATURE                                                                  12

PART I -- FINANCIAL INFORMATION

     Item 1.   Financial Statements

                              NETRIX CORPORATION
                              ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)



                                                              Three Months Ended
                                                                   March 31,
                                                           ---------------------
                                                               1998        1997
                                                               ----        ----
Revenues:
  Product................................................   $ 4,995     $ 5,937
  Service................................................     2,246       2,485
                                                            -------     -------
      Total revenues.....................................     7,241       8,422
                                                            -------     -------
Cost of revenues:
  Product................................................     2,109       2,700
  Service................................................     1,414       1,995
                                                            -------     -------
      Total cost of revenues.............................     3,523       4,695
                                                            -------     -------
Gross profit.............................................     3,718       3,727
Operating Expenses:
  Sales and marketing....................................     2,049       3,216
  Research and development...............................     1,568       2,772
  General and administrative.............................     1,094       1,097
  Restructuring reserve..................................        --       1,350
                                                            -------     -------
Loss from operations.....................................      (993)     (4,708)
Interest and other income, net...........................       (12)        109
Foreign currency exchange gain (loss)....................        53          44
                                                            -------     -------
Loss before income taxes.................................      (952)     (4,555)
Provision for income taxes...............................        --          20
                                                            -------     -------
Net loss.................................................      (952)     (4,575)
Other comprehensive income (losses), net of income tax:..       (71)        (16)
                                                            -------     -------
Comprehensive loss.......................................   $(1,023)    $(4,591)
                                                            =======     =======

Basic and diluted net loss per share.....................    $(0.10)     $(0.48)
Weighted average number of shares outstanding............     9,643       9,516


      See notes to unaudited condensed consolidated financial statements.

                              NETRIX CORPORATION
                              ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In Thousands, Except Share Amounts)


                                                      March 31,   December 31,
                ASSETS                                  1998          1997
                ------                               -----------  ------------
                                                     (Unaudited)
Current assets:
     Cash and cash equivalents.....................    $  1,768       $  2,758
     Accounts receivable, net of allowance for
      doubtful accounts of $1,161 and $1,505,
      respectively.................................       7,119          6,212
     Inventories...................................       8,263          8,035
     Other current assets..........................         351            713
                                                       --------       --------
               Total current assets................      17,501         17,718
Property and equipment, net of accumulated
     depreciation of $18,550 and $18,016,
     respectively..................................       4,769          4,969
Deposits and other assets..........................         339            543
Goodwill, net of accumulated amortization of $1,514
     and $1,447, respectively......................         727            794
                                                       --------       --------
                                                       $ 23,336       $ 24,024
                                                       ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
     Line of credit................................    $  1,733       $  1,147
     Accounts payable..............................       3,275          3,002
     Accrued liabilities...........................       2,771          3,298
                                                       --------       --------
               Total current liabilities...........       7,779          7,447
Other liabilities..................................          24             97
                                                       --------       --------
                                                          7,803          7,544
                                                       --------       --------
Stockholders' equity:
     Preferred stock, $0.05 par value; 1,000,000
      shares authorized; none issued and
      outstanding..................................          --             --
     Common stock, $0.05 par value; 15,000,000
       shares authorized; 9,643,240 and 9,593,253
       shares issued and outstanding, respectively          482            480
     Additional paid-in capital....................      55,816         55,774
     Accumulated other comprehensive income........         (56)           (17)
     Accumulated deficit...........................     (40,709)       (39,757)
                                                       --------       --------
     Total stockholders' equity....................      15,533         16,480
                                                       --------       --------
                                                       $ 23,336       $ 24,024
                                                       ========       ========


      See notes to unaudited condensed consolidated financial statements.

                              NETRIX CORPORATION
                              ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                             Three Months Ended March 31,
                                                        -------------------------------------
                                                             1998                   1997
                                                        ------------           --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss...........................................       $  (952)             $(4,575)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization.....................           601                  852
   Changes in assets and liabilities -
     Accounts receivable.............................          (907)               1,900
     Inventories.....................................          (228)                (696)
     Other current assets............................           362                 (939)
     Deposits and other assets.......................           204                    6
     Other liabilities...............................           (73)               1,066
     Accounts payable................................           273                1,422
     Accrued liabilities.............................          (527)                 774
                                                            -------              -------
     Net cash used in operating activities...........        (1,247)                (190)
                                                            -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...............          (334)                (326)
   Purchases of short-term investments...............            --               (1,498)
   Sales of short-term investments...................            --                1,902
                                                            -------              -------
     Net cash (used in) provided by investing
       activities....................................          (334)                  78
                                                            -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit.                                586                   --
   Proceeds from exercise of stock options...........            --                   30
   Proceeds from employee stock purchase plan........            45                   30
   Payments on long-term debt........................            --                  (60)
                                                            -------              -------
   Net cash provided by (used in) financing
       activities....................................           631                  (30)
                                                            -------              -------
Effect of foreign currency exchange rate changes on
   cash and cash equivalents.........................           (40)                  (6)
Net decrease in cash and cash equivalents............          (990)                (148)
Cash and cash equivalents, beginning of period.......         2,758                  687
                                                            -------              -------
Cash and cash equivalents, end of period.............       $ 1,768              $   539
                                                            =======              =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest..........       $    45              $    16
   Cash paid during the period for income taxes......            --                   11

      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:
   ----------------------

     Netrix Corporation ("Netrix" or the "Company") is a worldwide provider of voice and data networking products. Netrix develops, manufactures, markets, and supports networking equipment for voice, data, and image networks. Netrix products are designed to transport voice over data networks to enable its customers to realize significant cost savings. Netrix was incorporated in 1985. The Company maintains operations in the United Kingdom through its wholly-owned subsidiary, Netrix International Corporation (a Delaware corporation), and in Germany and Italy through its wholly-owned subsidiaries Netrix GmbH and Netrix S.r.l., respectively. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

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

     Risks and Other Important Factors

     For the quarter ended March 31, 1998, the Company experienced declining revenues and a net loss of $1.0 million due to declining sales of the Company's mature products. The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales of its products. The Company has developed a plan to increase revenues through sales of its Network Exchange product line; however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional cash through the sales of assets including technologies or the sale of debt or equity securities.
Although the Company believes it has the ability to generate additional cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate adequate cash, there could be a material and adverse effect on the business and financial condition of the Company. Therefore, the Company has also developed a plan to implement certain cost control measures to mitigate its liquidity risk.

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

2. New Accounting Pronouncements:
   ------------------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company implemented SFAS No. 130 in the first quarter of 1998, and it did not have a material impact on the financial statements. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 at its year-end December 31, 1998. The Company is currently evaluating the impact of SFAS No. 131 on its financial statements.


3. Cash Equivalents:
   -----------------

     Cash equivalents are primarily bank deposits, commercial paper, and government agency securities with original maturities of three months or less. These investments are carried at cost which approximates market value.


4. Inventories:
   ------------

     Inventories consisted of the following (in thousands):

                                    March 31, 1998   December 31, 1997
                                    --------------   -----------------
          Raw materials......          $  450             $  462
          Work in process....             812                772
          Finished goods.....           7,001              6,801
                                       ------             ------

          Total inventories..          $8,263             $8,035
                                       ======             ======

5. Commitments and Contingencies:
   ------------------------------

     Line of Credit

     In November 1997, the Company negotiated a $3 million line of credit agreement with a lending institution to be used for working capital. This agreement provides for interest at a per annum rate equal to the lender's prime rate plus 2%. The line of credit agreement includes a covenant that requires the Company to maintain tangible net worth of at least $13.5 million. At March 31, 1998, tangible net worth was approximately $14.8 million. The facility, which matures on November 30, 1999, is collateralized by the Company's assets. Borrowings under the line are based on qualified accounts receivable. At March 31, 1998, the Company had approximately $2.0 million available under the line of credit. At March 31, 1998 and December 31, 1997, the Company had $1.7 million and $1.1 million, respectively, outstanding under the line of credit.

6. Product Revenues:
   -----------------

     The Company's product revenues were generated in the following geographic regions:

                                            Three Months Ended March 31,
                                            ----------------------------

                                                1998           1997
                                                ----           ----
          Domestic........................     $1,765         $2,419
          Europe, Middle East and Africa..      2,510          2,057
          Pacific Rim, Latin America and
            South America.................        720          1,461
                                               ------         ------

          Total...........................     $4,995         $5,937
                                               ======         ======

          Sales are primarily denominated in US dollars.


7. Restructuring Charge:
   ---------------------

     In March 1997, the Company recorded a restructuring charge of approximately $1,350,000 before income taxes, which was reduced in May 1997 to a net restructuring charge of 875,000. The net charge included anticipated costs associated with an overall reduction in work force and the discontinuance of the Company's micro.pop product.


8. Foreign Currency Exchange Gain:
   -------------------------------

     Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. Included in the condensed consolidated statements of operations for the quarter ended March 31, 1998 and 1997 is approximately $53,000 and $44,000 in translation gains, respectively.


9. Basic and Diluted Earnings (Loss) Per Share:
   --------------------------------------------

     Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods; however, for the three months ended March 31, 1998 and 1997, the effect of common stock equivalents has not been considered as they would have been antidilutive.


10. Subsequent Event:
    -----------------

     In April 1998, the Company completed a private placement by issuing and selling 1,750,000 shares of common stock at a price of $1.25 per share and by issuing warrants to purchase an additional 140,000 shares of common stock at an exercise price of $1.75 per share. In connection with the private placement, the Company received net proceeds of approximately $2.1 million.

NETRIX CORPORATION

     Item 2.   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations

Results of Operations
---------------------

     Recent Developments. In January 1998, the Company announced its Vodex Voice Gateway software for its Network Exchange 2210, a voice/data/fax-over-IP gateway switch. Vodex is one of the industry's first voice gateways to simultaneously deliver high quality voice over IP and voice over Frame Relay with the ability to gateway between the two.

     Background. The results for first quarter of 1998 reflect an overall decrease in the revenues and expenses of the Company from the comparable period in 1997. During the first quarter of 1998, Netrix continued to experience a decline in revenues in the product line it acquired from Republic Telcom and an increase in its new products, the 2210, which combines the Republic technology with Netrix switching capability, and the 2550, Netrix' enhanced switching platform. In April 1997, the Company implemented a restructuring of operations to reduce and economize its work force. The restructuring resulted in the overall reduction of compensation and travel expenses and other operating costs of the Company, which it has been able to maintain through the first quarter of 1998.

     Revenues. Total revenues decreased by $1.2 million, or 14%, from the three months ended March 31, 1997 to the three months ended March 31, 1998. The decrease in revenues was due primarily to a decrease in product volume, as the mix of products sold continued to transition from the older Republic products to the 2210 and 2550. Product revenues decreased by $0.9 million, or 16%, from the first quarter of 1997 to the first quarter of 1998. Service revenues decreased by approximately $0.2 million, or 10%, over the same period. Service revenue is primarily the result of the renewal of existing maintenance contracts as well as the negotiation of new equipment contracts. As such, it has remained fairly consistent due to the elimination of older product servicing offset by new product and customer arrangements.

     Gross Profit. Gross profit remained flat from the first quarter of 1997 to the comparable period of 1998, and increased as a percentage of total revenues from 44% to 51%. Product gross profit increased from 55% in the first quarter of 1997 to 58% in the first quarter of 1998. This increase primarily resulted from the combination of a higher proportion of products sold through channels with lower discounts along with a higher margin product mix of shipments. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range. The gross profit for service revenues increased from 20% in the first quarter of 1997 to 37% in the first quarter of 1998. The higher service margin is a result of generally consistent levels of service revenue combined with lower service costs due to the restructuring discussed above.

     Sales and Marketing. Sales and marketing expenses decreased by $1.2 million, or 36%, from the first quarter of 1997 to the first quarter of 1998. The decreases are mainly attributed to the restructuring of operations as discussed above.

     Research and Development. Research and development expenses decreased by $1.2 million, or 43%, from the first quarter of 1997 to the comparable period of 1998. As a percentage of revenues, R&D expenses decreased from 33% of revenues in the first quarter of 1997 to 22% of revenues in the first quarter of 1998. The decrease in R&D expenses is due mainly to the restructuring plan discussed above. Currently, all of the Company's research and development costs are charged to operations as incurred.

     General and Administrative. General and administrative expenses were unchanged from the first quarter of 1997 to the first quarter of 1998.

     Restructuring Charge.   In March 1997, the Company recorded a restructuring
charge of approximately $1,350,000 before income taxes. The charge included anticipated costs associated with an overall reduction in work force, the discontinuance of its micro.pop product, and the discontinuance of its direct operation in Germany.

     Interest and Other Income, Net. The Company generated net interest and other income of approximately ($12,000) in the first quarter of 1998 compared to approximately $109,000 in the same period in 1997. The decrease in net interest income is due primarily to debt levels maintained under the line of credit.

     Foreign Exchange Gain. Included in foreign exchange income for the first quarter of 1998 is approximately $53,000 of translation gains as compared to $44,000 of translation gains in the first quarter of 1997.

     Net Loss. For the first quarter of 1998 the Company had a net loss of approximately $1.0 million, an improvement from a net loss of approximately $4.6 million in the same period of 1997, due primarily to the restructuring plan and the other factors discussed above.


Liquidity and Capital Resources
-------------------------------

     At March 31, 1998, the Company had approximately $1.8 million of cash and cash equivalents on hand and net working capital of $9.7 million.

     For the three months ended March 31, 1998 and 1997, the Company used approximately $1.2 million and $0.2 million of cash from operating activities, respectively. In the first quarter of 1998, the cash used by operations was primarily due to the negative cash flow from operations and the increase in accounts receivable and the decrease in accrued liabilities over the December 31, 1997 balances. In the first quarter of 1997, the cash used by operations was primarily due to the negative cash flow from operations and the increase in inventory levels over the December 31, 1996 balances.

     Capital acquisitions during the first quarter of 1998 were $334,000 compared to $326,000 in the first quarter of 1997. These acquisitions were primarily equipment used for research and development purposes along with some computer and test equipment.

     In November 1997, the Company negotiated a $3 million line of credit agreement with a lending institution to be used for working capital. This agreement provides for interest at a per annum rate equal to the lender's prime rate plus 2%. The line of credit agreement includes a covenant that requires the Company to maintain tangible net worth of at least $13.5 million. At March 31, 1998, tangible net worth was approximately $14.8 million. The facility, which matures on November 30, 1999, is collateralized by the Company's assets. Borrowings under the line are based on qualified accounts receivable. At March 31, 1998, the Company had $2.0 million available under the line of credit, of which $1.7 million was outstanding, and was in compliance with the tangible net worth covenant.

     In April 1998, the Company completed a private placement by issuing and selling 1,750,000 shares of common stock at a price of $1.25 per share and by issuing warrants to purchase an additional 140,000 shares of common stock at an exercise price of $1.75 per share. In connection with the private placement, the Company received net proceeds of approximately $2.1 million that will be used for working capital and other general corporate purposes and agreed to file a Registration Statement on Form S-3 with the Securities Exchange Commission within 45 days to cover the resale of such securities.

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


Item 6.     Exhibits and Reports of Form 8-K
            --------------------------------

(a)  Exhibits

 Exhibit No.                      Description
 -----------                      -----------
   10.18       Common Stock Purchase Agreement dated April 21, 1998
   10.19       Common Stock Purchase Agreement dated April 24, 1998
   10.20       Common Stock Warrant dated April 24, 1998

 (b)  Reports on Form 8-K

 No report on Form 8-K was filed during the quarter ended March 31, 1998.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NETRIX CORPORATION


Date: May 14, 1998            By: /s/ Lynn C. Chapman
                                 ---------------------------------------
                                  Lynn C. Chapman
                                  President and Chief Executive Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.                                Description
--------                             -----------
 10.18              Common Stock Purchase Agreement dated April 21, 1998
 10.19              Common Stock Purchase Agreement dated April 24, 1998
 10.20              Common Stock Warrant dated April 24, 1998