Form 10-Q
period 1998-06-30
NETRIX CORP
filed 1998-08-14
CIK 889237

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

          (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________



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

       At July 31, 1998 there were 11,450,654 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                               NETRIX CORPORATION
                               ------------------

                                   FORM 10-Q
                                   ---------

                                 JUNE 30, 1998
                                 -------------

                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------
PART I -- FINANCIAL INFORMATION

       ITEM 1 -- FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Statements of Operations for
              the six and three months ended June 30, 1998 and 1997        2
             Condensed Consolidated Balance Sheets                         3
             Condensed Consolidated Statements of Cash Flows               4
             Notes to Unaudited Condensed Consolidated Financial
              Statements                                                   5

       ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                       9


PART II -- OTHER INFORMATION

       ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                         15


SIGNATURE                                                                 16

PART I -- FINANCIAL INFORMATION

         Item 1.   Financial Statements

                               NETRIX CORPORATION
                               ------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                           Six Months Ended                         Three Months Ended
                                                                June 30,                                 June 30,
                                                       ------------------------                ---------------------------
                                                       1998                1997                 1998                  1997
                                                       ----                ----                 ----                  ----
Revenues:
     Product ...........................            $ 10,422             $ 11,691             $  5,427             $  5,755
     Service ...........................               4,649                5,217                2,403                2,732
                                                    --------             --------             --------             --------
           Total revenues ..............              15,071               16,908                7,830                8,487


Cost of revenues:
     Product ...........................               4,696                5,711                2,586                3,011
     Service ...........................               2,759                3,756                1,345                1,761
                                                    --------             --------             --------             --------

           Total cost of revenues ......               7,455                9,467                3,931                4,772
                                                    --------             --------             --------             --------

                  Gross profit .........               7,616                7,441                3,899                3,715

Operating expenses:
     Sales and marketing ...............               5,986                5,900                3,938                2,684
     Research and development ..........               3,243                4,839                1,674                2,067
     General and administrative ........               2,168                2,059                1,074                  962
     Restructuring reserve .............                --                    875                 --                   (475)
                                                    --------             --------             --------             --------

                Loss from operations ...              (3,781)              (6,232)              (2,787)              (1,523)

Interest and other income, net .........                 (36)                 110                  (24)                   1
Foreign exchange gain (loss) ...........                  47                  (70)                  (6)                (115)
                                                    --------             --------             --------             --------

                Loss before income taxes              (3,770)              (6,192)              (2,817)              (1,637)

Provision for income taxes .............                --                     40                                        20
                                                    --------             --------             --------             --------

Net Loss ...............................              (3,770)              (6,232)              (2,817)              (1,657)

Other comprehensive losses,
    net of income tax ..................                 (56)                 (30)                 (19)                 (14)
                                                    --------             --------             --------             --------

Comprehensive loss .....................            $ (3,826)            $ (6,262)            $ (2,836)            $ (1,671)
                                                    ========             ========             ========             ========

Basic and diluted loss per share .......            $  (0.37)            $  (0.66)            $  (0.26)            $  (0.18)
                                                    ========             ========             ========             ========

Shares used in per share calculation ...              10,322                9,521               10,993                9,526
                                                    ========             ========             ========             ========

       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           JUNE 30,  DECEMBER 31,
                       ASSETS                                1998        1997
                       ------                              --------  ------------
                                                          (UNAUDITED)
Current assets:
   Cash and cash equivalents.........................      $    516   $  2,758
   Accounts receivable, net of allowance for doubtful
    accounts of $2,301 and $1,505, respectively......         7,441      6,212
   Inventories, net..................................         7,667      8,035
   Other current assets..............................           324        713
                                                           --------   --------
    Total current assets.............................        15,948     17,718
Property and equipment, net of accumulated
 depreciation of $19,131 and $18,016,
 respectively........................................         4,520      4,969
Deposits and other assets............................           348        543
Goodwill, net of accumulated amortization of $1,386
 and $1,447, respectively............................           661        794
                                                           --------   --------
                                                           $ 21,477   $ 24,024
                                                           ========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
   Line of credit....................................      $  1,095   $  1,147
   Accounts payable..................................         2,633      3,002
   Accrued liabilities...............................         2,915      3,298
                                                           --------   --------
    Total current liabilities........................         6,643      7,447
Other liabilities....................................            --         97
                                                           --------   --------
                                                              6,643      7,544
                                                           --------   --------
Stockholders' equity:
 Preferred stock, $0.05 par value; 1,000,000 shares
   authorized; zero issued and zero outstanding......            --         --
 Common stock, $0.05 par value; 15,000,000
   shares authorized; 11,105,615 and 9,593,253
   shares issued and outstanding, respectively.......           572        480
 Additional paid-in capital..........................        57,862     55,774
 Accumulated other comprehensive loss................           (75)       (17)
 Accumulated deficit.................................       (43,525)   (39,757)
                                                           --------   --------
  Total stockholders' equity.........................        14,834     16,480
                                                           --------   --------
                                                           $ 21,477   $ 24,024
                                                           ========   ========

      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                         Six Months Ended June 30,
                                                                                      --------------------------------
                                                                                        1998                    1997
                                                                                      --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................                $(3,770)                $(6,232)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization ...............................                  1,248                   1,704
         Changes in assets and liabilities -
              Accounts receivable ....................................                 (1,229)                  2,649
              Inventories ............................................                    368                  (1,768)
              Other current assets ...................................                    389                     239
              Deposits and other assets ..............................                    195                     (11)
              Goodwill ...............................................                   --                       262
              Other liabilities ......................................                    (97)                     43
              Accounts payable .......................................                   (369)                  1,511
              Accrued liabilities ....................................                   (383)                   (900)
                                                                                      -------                 -------
              Net cash used in operating activities ..................                 (3,648)                 (2,503)
                                                                                      -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment .........................                   (666)                   (752)
         Sales of short-term investments .............................                   --                     6,127
         Purchases of short-term investments .........................                   --                    (2,473)
                                                                                      -------                 -------
              Net cash (used in) provided by investing activities.....                   (666)                  2,902
                                                                                      -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from private placement .............................                  2,076                    --
         Payments on  line of credit, net ............................                    (52)                    100
         Proceeds from exercise of stock options .....................                     14                      68
         Proceeds from employee stock purchase plan ..................                     90                    --
         Payments on long-term debt ..................................                   --                      (120)
                                                                                      -------                 -------
             Net cash provided by (used in) financing activities .....                  2,128                      48
                                                                                      -------                 -------
Effect of foreign currency exchange rate changes on
         cash and cash equivalents ...................................                    (56)                    (38)
                                                                                      -------                 -------

Net (decrease) increase in cash and cash equivalents .................                 (2,242)                    409
Cash and cash equivalents, beginning of period .......................                  2,758                     687
                                                                                      -------                 -------
Cash and cash equivalents, end of period .............................                $   516                 $ 1,096
                                                                                      =======                 =======

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest ....................                $    88                 $    79
         Cash paid during the period for income taxes ................                   --                        11

       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation:
      ---------------------
         Netrix Corporation ("Netrix" or the "Company") is a worldwide provider of voice and data networking products. Netrix develops, manufactures, markets, and supports networking equipment for voice, data, and image networks. Netrix products are designed to transport voice over data networks to enable its customers to realize significant cost savings. Netrix was incorporated in 1985. The Company maintains operations in the United Kingdom through its wholly-owned subsidiary, Netrix International Corporation (a Delaware corporation), and in Germany and Italy through its wholly-owned subsidiaries Netrix GmbH and Netrix S.r.l., respectively. These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

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

         Risks and Liquidity Factors

         For the six and three months ended June 30, 1998, the Company experienced declining revenues and net losses of approximately $3.8 and $2.8 million, respectively, due to declining sales of the Company's mature products which were partially offset by increases in sales of new products at slower growth rates than expected. For the six and three months ended June 30, 1998, the Company's operating activities used approximately $3.7 million and $2.4 million of cash, respectively. The cash used by operations was primarily due to continued net losses from operations and an increase in accounts receivable. The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. At June 30, 1998, the Company had approximately $516,000 in cash and cash equivalents and approximately $48,000 in available borrowings under its line of credit. At July 31, 1998, the Company had approximately zero cash. The Company is relying on future sales and the collection of its accounts receivable to meet its obligations. The Company may be unable to meet these obligations as they become due and may be required to curtail its operations. If the Company is required to curtail its operations there can be no assurances that the Company's assets will be fully realized. The Company estimates that in the absence of adequate financing, it has sufficient cash and borrowing ability to operate for approximately three months although there can be no assurances of the Company's ability to continue to operate.

         The Company's ability to generate adequate cash is in large part dependent on its success at increasing sales of its new products. The Company's plan to increase revenues through sales of its Network Exchange product line is continuing to evolve in order to exploit new marketing channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to replace the decline in mature product sales and achieve increases in revenues from quarter-to-quarter and there can be no assurances that the Company will be able to adequately increase new product sales in the future.

     The Company may have to generate additional cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although the Company believes it has the ability to generate additional cash through such activities, there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable, to the Company. If the Company is unable to generate or borrow adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole or in part. The Company has mandated certain cost control measures, and is evaluating various business processes, such as credit administration, order fulfillment, and asset management, in order to mitigate its liquidity risk.

     The Company's line of credit agreement requires it to maintain a tangible net worth of at least $13.5 million. At June 30, 1998, the Company's tangible net worth was approximately $14.2 million. Management estimates that the Company will be in violation of this covenant as of August 31, 1998. Management intends to seek a waiver of, and renegotiate, this covenant, but there can be no assurances that a waiver will be received, or that a renegotiation will be successful, or that the outstanding loan balance will not be called by the Company's lending institution upon violation of this covenant.

     In August 1998, as a result of concerns about the deterioration of aged international accounts receivable, the Company's current lending institution informed the Company that it intends to gradually eliminate international receivables as qualified accounts receivable for borrowing collateral. The lending institution has agreed to release international receivables from its collateral base, which will allow the Company to pursue financing alternatives for these receivables. As of June 30 and July 31, 1998 the amount of loans collateralized by international receivables was approximately $913,000 and $311,000 respectively. The lending institution intends to increase the interest rate for outstanding loan amounts to prime plus 3 1/2%, from prime plus 2%. The Company is currently reviewing alternatives with the present lending institution and has initiated discussion with another financial institution, including the possibility of utilizing the Export-Import Bank loan guarantee program to finance international inventory and receivables. The Company believes it will be able to obtain new financing for these international receivables; however, there can be no assurances that such financing can or will be obtained.

     Future operating results may be affected by a number of other factors including the timing of new products in the market place, competitive pricing pressures and global economic conditions. Because the market for the Company's products is characterized by rapidly changing technology, the development, introduction, and evolution of competitive products may require a significant investment of financial resources. Additionally, the Company relies on reseller channels that are not under its control for a significant portion of its revenues, particularly in its international regions. Also, while the Company has generally been able to obtain adequate supplies of components to date, the interruption or termination of the Company's current manufacturing relationships could have an adverse effect on the Company's liquidity and operating results.

2.    New Accounting Pronouncements:
      -----------------------------

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

3.    Cash Equivalents:
      ----------------

         Cash equivalents are primarily bank deposits, commercial paper, and government agency securities with original maturities of three months or less. These investments are carried at cost which approximates market value.

4.    Inventories:
      -----------

         Inventories consisted of the following (in thousands):

                                           June 30, 1998      December 31, 1997
                                           -------------      -----------------
Raw materials ........................       $  474               $  462
Work in process ......................          758                  772
Finished goods .......................        6,435                6,801
                                             ------               ------

Total inventories ....................       $7,667               $8,035
                                             ======               ======

5.    Commitments and Contingencies:
      -----------------------------

        Line of Credit

        In November 1997, the Company negotiated a revolving $3.0 million line of credit agreement with a lending institution to be used for working capital. This agreement provides for interest at a per annum rate equal to the lender's prime rate plus 2%. The line of credit agreement includes a covenant that requires the Company to maintain tangible net worth of at least $13.5 million. At June 30, 1998, the Company's tangible net worth was approximately $14.2 million. Management estimates that the Company will be in violation of this covenant as of August 31, 1998. The Company intends to seek a waiver of, and renegotiate, this covenant, but there can be no assurances that a waiver will be received, or that a renegotiation will be successful, or that the outstanding loan balance will not be called by the Company's lending institution upon violation of this covenant.

        The credit facility, which matures on November 30, 1999, is collateralized by all of the Company's assets, including copyrights and intellectual property that may not be reflected in the Company's financial statements. Borrowings under the line are based on qualified accounts receivable. At June 30, 1998, the Company had approximately $1.1 million of total eligible borrowing availability (approximately $206,000 of domestic and $926,000 of international eligible receivables) and approximately $1.1 million outstanding under the line of credit. At December 31, 1997, the Company had approximately $2.1 million of eligible borrowing availability (approximately $1.1 million of domestic and $1.0 million of international eligible receivables) and approximately $1.1 million outstanding under the line of credit. At July 31, 1998, the Company had approximately $653,000 of total eligible borrowing availability (approximately $500,000 of domestic and approximately $153,000 of international eligible receivables) and approximately $653,000 outstanding under the line of credit.


6.    Product Revenues:
      ----------------

         The Company's product revenues were generated in the following geographic regions:

                              Six Months Ended             Three Months Ended
                                   June 30,                     June 30,
                            ----------------------        ---------------------
                               1998          1997           1998          1997
                               ----          ----           ----          ----
Domestic ............       $ 3,757        $ 4,791        $ 2,002      $ 2,372
Europe ..............         4,856          4,234          2,329        2,177
Pacific Rim and other         1,809          2,666          1,096        1,206
                            -------        -------        -------      -------
Total ...............       $10,422        $11,691        $ 5,427      $ 5,755
                            =======        =======        =======      =======

      Sales are primarily denominated in US dollars.

7.    Restructuring Charge:
      --------------------

         In March 1997, the Company recorded a restructuring charge of approximately $1.4 million before income taxes, which was reduced in May 1997 to a net restructuring charge of approximately $875,000. The net charge included anticipated costs associated with an overall reduction in work force and the discontinuance of the Company's micro.pop product.

8.    Foreign Currency Exchange Gain:
      ------------------------------

         Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. For the six and three months ended June 30, 1998, the Company reported approximately $47,000 in translation gains and $6,000 in translation losses, respectively. For the six and three months ended June 30, 1997, translation losses were approximately $70,000 and $115,000, respectively.

9.    Basic and Diluted Earnings (Loss) Per Share:
      -------------------------------------------

         Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods. For the six and three months ended June 30, 1998 and 1997 the effect of options has not been considered as they would have been antidilutive.

10.   Stockholders Equity:
      -------------------

         In April 1998, the Company completed a private placement by issuing and selling 1,750,000 shares of common stock at a price of $1.25 per share and by issuing warrants to purchase an additional 140,000 shares of common stock at an exercise price of $1.75 per share. In connection with the private placement, the Company received net proceeds of approximately $2.1 million that were used for working capital and other corporate purposes. The shares issued in the private placement and issuable upon exercise of the warrants were registered for resale pursuant to a registration statement declared effective by the Securities and Exchange Commission on June 12, 1998.

                               NETRIX CORPORATION

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

This Quarterly Report on Form 10-Q contains forward looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include without limitation, those set forth below under the captions "Liquidity and Capital Resources" and "Certain Factors That May Affect Future Results."


Results of Operations

     Recent Developments. In January 1998, the Company announced its Vodex Voice Gateway software for the Network Exchange 2210, a voice/data/fax-over-IP gateway switch. The Network Exchange is one of the industry's first voice gateways to simultaneously deliver high quality Voice over IP and Voice over Frame Relay with the ability to gateway between the two.

     Beginning in March 1998 and going through June, the Company announced the first installations of its Voice over IP products. In June, NETRIX entered into a five-year cooperative research and development agreement with the US Department of Commerce (DoC). The initial research conducted under the agreement will include both subjective and objective voice quality testing of the Network Exchange. Also in June, the Company introduced its Network Exchange 2201, a Voice over IP (VoIP) and Voice over Frame Relay (VoFR) solution for the Remote Office/Branch Office (ROBO) market. The product extends the capabilities of the Network Exchange for applications requiring up to four voice ports, such as small enterprise offices, or Internet Telephony Service Providers (ITSPs) that need to supply lower density CPE equipment. Finally in June, the Company announced its Partners on the Net, which connects participating NETRIX sales partners and NETRIX locations throughout the world. When it was announced, NETRIX believes it was the most geographically dispersed Voice over IP/Frame Relay network at that time.

     Background. The results for six and three months ended June 30, 1998 reflect an overall decrease in the revenues and R&D expenses of the Company from the comparable period in 1997. The Company's plan to increase revenues through sales of its Network Exchange product line is continuing to evolve in order to exploit new marketing channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to replace the decline in mature product sales and achieve increases in revenues from quarter-to-quarter. During this six month period, Netrix continued to experience a decline in revenues in its mature product lines, and an increase in its new products, the 2210, which combines the Republic Telecom technology with Netrix switching capability, and the 2550, Netrix' enhanced switching platform. In April 1997, the Company implemented a restructuring of operations to reduce and economize its work force. The restructuring resulted in the overall reduction of compensation and travel expenses and other operating costs of the Company. However, during the first half of 1998, the Company experienced an increase in marketing and product implementation costs in order to introduce and deploy its new products. In addition, in the second quarter of 1998, the Company incurred specific expenses associated with an increase in the allowance for doubtful accounts of approximately $1.1 million. The Company has mandated certain cost control measures, and is evaluating various business processes, such as credit administration, order fulfillment, and asset management, in order to improve its operating performance.

     Revenues. For the six months ended June 30, 1998, total revenues decreased by approximately $1.8 million, or 10.9%, compared to the six months ended June 30, 1997. Total revenues also decreased approximately $650,000, or 7.7%, in the second quarter of 1998 compared to the second quarter of 1997. Product revenues decreased approximately $330,000, or 5.7%, for the second quarter of 1998 compared to the same period in 1997. Product revenues decreased approximately $1.3 million, or 10.9%, for the first six months of 1998 compared to same period in 1997. The decrease in revenues was due primarily to the decline in mature product sales, partially offset by incremental growth in new product sales, as the mix of products sold continued to transition from the mature products to the 2210 and 2550. Service revenues decreased by approximately $568,000, or 10.9%, for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. For the second quarter of 1998, service revenues decreased by approximately $330,000, or 12.0%, when compared to the second quarter of 1997. In the six and three months ended June 30, 1998, the lower volume of service revenues remained fairly consistent with the discontinuation of older products from the installed base, which was partially offset by an increase in service on new product installations and new customer arrangements.

         Gross Profit. For the first six months of 1998, gross profit increased by approximately $175,000, or 2.4%, when compared to the first six months of 1997, and increased as a percentage of total revenues from 44.4% to 50.5%. For the second quarter of 1998, gross profit increased approximately $183,000, or 4.9%, when compared to the second quarter of 1997, and increased as a percent of total revenues from 43.8% to 49.8%. Product gross margin increased to 54.9% in the first six months of 1998, from 51.2% in the first six months of 1997. Product gross margin increased to 52.3% in the second quarter of 1998, from 47.7% in the second quarter of 1997. The year over year and quarter over quarter increases were primarily the result of a higher proportion of products sold through less competitive channels that required lower discounts, combined with a more favorable mix of higher margin product shipments. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range. Due to this variable mix, margins earned in the six months ended June 30, 1998 are not necessarily indicative of margins that will be earned in the future. The gross margin for service revenues increased from 28.0% in the first six months of 1997 to 40.6% in the first six months of 1998. The gross margin for service revenues increased from 35.5% in the second quarter of 1997 to 44.0% in the second quarter of 1998. The higher service margin is a result of generally consistent levels of service revenues in the first half of 1998 combined with lower service costs due to the restructuring discussed below.

         Sales and Marketing. Sales and marketing expenses for the first six months of 1998 were equivalent to the first six months of 1997. For the second quarter of 1998, sales and marketing expenses increased by approximately $1.3 million, or 46.7%, when compared to the second quarter of 1997. This net increase was primarily attributable to an increase in the allowance for doubtful accounts of approximately $1.1 million, and an increase in sales and marketing expenses associated with new product introductions and roll-out of approximately $200,000.

         Research and Development. Research and development expenses decreased by approximately $1.6 million, or 33.0%, for the first six months of 1998 when compared to the first six months of 1997. For the second quarter of 1998, expenses decreased approximately $392,000, or 19.0%, when compared to the second quarter of 1997. The six month and three month decreases were principally due to decreased expenses of salaries and related personnel costs from the restructuring that occurred in March of 1997. All of the Company's research and development costs are charged to operations as incurred.

         General and Administrative. General and administrative expenses increased approximately $109,000,or 5.3%, for the first six months of 1998 when compared to the same period in 1997. For the second quarter of 1998, general and administrative expenses increased approximately $112,000, or 11.6%, when compared to the second quarter of 1997. The increase in these expenses was due to increases in a variety of costs.

         Restructuring Charge. In March 1997, the Company recorded a restructuring charge of approximately $1.4 million before income taxes. The charge included anticipated costs associated with an overall reduction in work force, the discontinuance of its micro.pop product, and the discontinuance of its direct operation in Germany. In May 1997, the Company reduced the restructuring charge of approximately $1.4 million recorded in the first quarter by approximately $475,000. The net reduction was due mainly to the decision not to discontinue its operation in Germany.

         Interest and Other Income, Net. For the first six months of 1998, the Company incurred net interest expense of approximately $36,000, compared to approximately $110,000 in net interest earnings for the same period of 1997, an increase in net interest expense of approximately $146,000. For the second quarter of 1998, the Company incurred approximately $24,000 of net interest expense, compared to net interest earnings of approximately $1,000 for the same period in 1997. This increase is due primarily to lower investment levels maintained in short-term investments, combined with increased interest expense on the Company's borrowings.

          Foreign Exchange Gain (Loss). The foreign exchange translation gain for the six months ended June 30, 1998, was approximately $47,000, and the foreign exchange translation loss for the three months ended June 30, 1998 was approximately $6,000. For the six and three months ended June 30, 1997, the foreign exchange translation loss was approximately $70,000 and $115,000, respectively.

         Net Income (Loss). For the first six months of 1998, the Company generated a net loss of approximately $3.8 million, compared to a net loss of $6.2 million for the same period in 1997. The net loss for the second quarter of 1998 was approximately $2.8 million, compared to a net loss of approximately $1.7 million in the second quarter of 1997, an unfavorable change of approximately $1.1 million. The year-to-year and quarter-to-quarter changes in net income were the result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

         For the six and three months ended June 30, 1998, the Company experienced declining revenues and net losses of approximately $3.8 and $2.8 million, respectively, due to declining sales of the Company's mature products which were partially offset by increases in sales of new products at slower growth rates than expected. The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. At June 30, 1998, the Company had approximately $516,000 in cash and cash equivalents and approximately $48,000 in available borrowings under its line of credit. At July 31, 1998, the Company had approximately zero cash. The Company is relying on future sales and the collection of its accounts receivable to meet its obligations. The Company may be unable to meet these obligations as they become due and may be required to curtail its operations. If the Company is required to curtail its operations there can be no assurances that the Company's assets will be fully realized. The Company estimates that in the absence of adequate financing, it has sufficient cash and borrowing ability to operate for approximately three months although there can be no assurances of the Company's ability to continue to operate.

         The Company's ability to generate adequate cash is in large part dependent on its success at increasing sales of its new products. The Company's plan to increase revenues through sales of its Network Exchange product line is continuing to evolve in order to exploit new marketing channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to replace the decline in mature product sales and achieve increases in revenues from quarter-to-quarter and there can be no assurances that the Company will be able to adequately increase new product sales in the future.

         Capital acquisitions during the first six months of 1998 were approximately $666,000 compared to approximately $752,000 in the six months of 1997. Capital acquisitions in both periods were primarily for equipment used in research and development and computer testing activities. For the six months ended June 30, 1997, the Company generated approximately $2.9 million from investing activities, as sales of investments exceeded purchase of investments and capital equipment.

     In November 1997, the Company negotiated a revolving $3.0 million line of credit agreement with a lending institution to be used for working capital. This agreement provides for interest at a per annum rate equal to the lender's prime rate plus 2%. The credit facility, which matures on November 30, 1999, is collateralized by all of the Company's assets, including copyrights and intellectual property that may not be reflected in the Company's financial statements. Borrowings under the line are based on qualified accounts receivable, as previously discussed in Footnote 1. At June 30, 1998, the Company had approximately $1.1 million of total eligible borrowing availability (approximately $206,000 of domestic and $926,000 of international eligible receivables) and approximately $1.1 million outstanding under the line of credit. At December 31, 1997, the Company had approximately $2.1 million of eligible borrowing availability (approximately $1.1 million of domestic and $1.0 million of international eligible receivables) and approximately $1.1 million outstanding under the line of credit. At July 31, 1998, the Company had approximately $653,000 of total eligible borrowing availability (approximately $500,000 of domestic and approximately $153,000 of international eligible receivables) and approximately $653,000 outstanding under the line of credit.

     In August 1998, as a result of concerns about the deterioration of aged international accounts receivable, the lending institution initiated discussions regarding the gradual elimination of international receivables as qualified accounts receivable for borrowing collateral. The lending institution has agreed to release international receivables from its collateral base, which will allow the Company to pursue financing alternatives for these receivables. As of June 30 and July 31,1998, the amount of loans collateralized by international receivables was approximately $913,000 and $311,000, respectively. The lending institution also intends to increase the interest rate for all outstanding loan amounts to prime plus 3 1/2%, from prime plus 2%.

     The Company's line of credit agreement includes a covenant that requires the Company to maintain tangible net worth of at least $13.5 million. At June 30, 1998, the Company's tangible net worth was approximately $14.2 million. Management estimates that the Company will be in violation of this covenant as of August 31, 1998. The Company intends to seek a waiver of, and renegotiate, this covenant, but there can be no assurances that a waiver will be received, or that a renegotiation will be successful, or that the outstanding loan balance will not be called by the Company's lending institution upon violation of this covenant.


 Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

     The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. The Company's ability to generate adequate cash for such needs is in large part dependent on its success at increasing sales of its new products. The Company's plan to increase revenues through sales of its Network Exchange product line is continuing to evolve in order to exploit new marketing channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to replace the decline in mature product sales and achieve increases in revenues from quarter-to-quarter, and there can be no assurances that the Company will be able to adequately increase new product sales in the future.

     The Company may have to generate additional cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although the Company believes it has the ability to generate additional cash through such activities, there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable, to the Company.

     The Company has mandated certain cost control measures, and is evaluating various business processes, such as credit administration, order fulfillment, and asset management, in order to mitigate its liquidity risk. The Company estimates that, in the absence of an acceptable long-term credit facility for its international operations, it has sufficient cash and borrowing ability to operate for approximately three months, although there can be no assurances of the Company's ability to operate.

     The Company is currently reviewing alternatives with the present lending institution and has initiated discussions with another financial institution, including the possibility of utilizing the Export-Import Bank loan guarantee program to finance international inventory and receivables. The Company believes it will be able to obtain new financing for the international operation; however, there can be no assurances that such financing can or will be obtained.

     If the Company is unable to generate or borrow adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole or in part.

     Future operating results may be affected by a number of other factors including the timing of new products in the market place, competitive pricing pressures and global economic conditions. Because the market for the Company's products is characterized by rapidly changing technology, the development, introduction, and evolution of competitive products may require a significant investment of financial resources. Additionally, the Company relies on reseller channels which are not under its control for a significant portion of its revenues, particularly in its international regions. Also, while the Company has generally been able to obtain adequate supplies of components to date, the interruption or termination of the Company's current manufacturing relationships could have an adverse effect on the Company's liquidity and operating results.

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


     Item 6.  Exhibits and Reports of Form 8-K
              --------------------------------

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended June 30, 1998.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NETRIX CORPORATION


Date:   August 14, 1998                 By:  /s/ Lynn C. Chapman
                                            ------------------------------
                                            Lynn C. Chapman
                                            President and Chief Executive
                                            Officer