Form 10-K/A
period 1997-12-31
NETRIX CORP
filed 1998-09-11
CIK 889237

 LOGO

This Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 1998, is being filed for the purposes of revising Item 11.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for the last three fiscal years of the Company's Chief Executive Officer and the Company's other most highly compensated executive officers (together, the "Named Executive Officers") for the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                               LONG-TERM
                                                                                                              COMPENSATION
                                                                 ANNUAL COMPENSATION                             AWARDS
                                                   -----------------------------------------------      -----------------
          NAME/POSITION                YEAR           SALARY($)           BONUS($)           OTHER(1)           OPTIONS(#)
----------------------------------  -------  -----------------  -----------------  -------------------  -----------------
Lynn C. Chapman (2)...............     1995           141,928             11,355                 --               25,000
     President and Chief               1996           140,578                 --              1,125               75,000
     Executive Officer                 1997           156,546             21,750              2,375               29,000

Richard D. Rose (3)...............     1995                --                 --                 --                   --
     Vice President, Finance and       1996                --                 --                 --                   --
     Chief Financial Officer           1997           120,000              4,000                 --               45,000

J. Gerard Cregan..................     1995           147,744             11,355                 --               25,000
     Vice President, Operations        1996           143,948                 --                 --               50,000
                                       1997           115,946              9,063                 --                9,000

G. Brent Wilson...................     1995            96,796                 --                 --               20,000
     Vice President, Engineering       1996           109,701                 --                 --               25,000
     Services                          1997           114,815             14,500                 --               12,000

Charles W. Stein (4)..............     1995           203,542             22,710                 --               60,000
     Former President and Chief        1996           204,789                 --              1,125              150,000
     Financial Officer                 1997           225,592                 --                693                   --

Karl W. Finkelnburg...............     1995           366,356                 --                 --                   --
     Vice President, Sales             1996           219,180                 --                750                7,500
      American Operations              1997           197,230                 --              1,544               13,000

_____________
(1) Represents matching 401(k) plan contributions by the Company.
(2) Mr. Chapman was made President and Chief Executive Officer of the Company in February 1997.
(3) Mr. Rose joined the Company as Chief Financial Officer in October 1997. Salary amount represents annualized compensation.
(4) Mr. Stein resigned as President and Chief Executive Officer of the Company and was elected to serve as Chairman of the Board of Directors of the Company in January 1997. He resigned as Chairman of the Board of Directors of the Company in March 1997.

OPTION GRANTS

   The following table summarizes option grants during 1997 to the Named Executive Officers:

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                         Percent
                                         of Total                                       Potential Realizable
                                         OPTIONS                                            VALUE AT ASSUMED
                                        GRANTED TO              MARKET                      ANNUAL RATES OF
                          OPTIONS       EMPLOYEES   EXERCISE     PRICE                STOCK PRICE APPRECIATION
                          Granted       In Fiscal     Price    ($/Share)  Expiration     FOR OPTION TERM (C)
                                                                                   ------------------------------
     Name                 (#)(A)          Year      ($/Share)     (B)        Date       0%($)    5%($)    $10%($)
-----------------------------------------------------------------------------------------------------------------
Lynn C. Chapman          29,000(D)         7.3%       $2.33      $2.33      3/12/07     --     $42,494    $107,689
Richard D. Rose          45,000(E)        11.3         1.63       1.63     11/20/07     --      46,129    116,901
J. Gerard Cregan          9,000(D)         2.3         2.33       2.33      3/12/07     --      13,188    33,421
G. Brent Wilson          12,000(D)         3.0         2.33       2.33      3/12/07     --      17,584    44,561
Charles W. Stein             --             --           --         --           --     --          --        --
Karl W. Finkelnburg     13,000(D)          3.3         2.33         --      3/12/07     --      19,049    48,224

_____________
(A) Under the terms of the Company's incentive stock option plan, the Board of Directors retains discretion, subject to plan limits, to modify the terms of the outstanding options and to reprice the options. The options were granted for a term of 10 years, subject to earlier termination in the event of termination of employment. The options were granted with tandem tax withholding rights.
(B) Equals fair market value of Common Stock on the date of grant.
(C) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10% compounded annually from the date of grant to their expiration date. Actual gains, if any, on stock option exercises will depend upon the future performance of the Common Stock and the date on which the options are exercised.
(D) Identified options were granted March 11, 1997, and become exercisable in equal monthly installments on the 11th day of each calendar month following the date of grant, with full vesting occurring on the fifth anniversary date.
(E) Identified options were granted November 19, 1997, and become exercisable in equal monthly installments on the 19th day of each calendar month following the date of grant, with full vesting occurring on the fifth anniversary date.


OPTION EXERCISES AND YEAR-END VALUES

  The following table summarizes option exercises during 1997 by the Named Executive Officers and the value of the options held by such persons at the end of 1997:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                              SHARES
                             ACQUIRED                             NUMBER OF               VALUE OF UNEXERCISED
                                ON            VALUE          UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                             EXERCISE       REALIZED        AT FISCAL YEAR-END (#)      AT FISCAL YEAR-END ($)(A)
                                                         ----------------------------  ---------------------------
          NAME                  (#)            ($)       $EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------

Lynn C. Chapman                 --              --          66,996         74,004            --             --
Richard D. Rose                 --              --             750         44,250            --             --
J. Gerard Cregan                --              --          65,425         42,658            --             --
G. Brent Wilson                 --              --          31,247         36,779            --             --
Charles W. Stein              44,048        $(13,743)       91,327        101,625            --             --

_____________
(A) Value is based on the closing sales price of the Company's Common Stock on December 31, 1997 ($1.06), the last trading day of 1997, less the applicable option exercise price.

Option Repricing

     The following table sets forth certain information concerning all repricings of options held by any executive officer of the Corporation since October 24, 1996 (the date on which the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act")):

                           10-YEAR OPTION REPRICINGS



                                        Number of       Exercise Price
                                          Shares         per Share at                                   Length of
                                        Subject to        Time of            New Exercise        Original Option Term
                                         Option         Repricing or          Price Per           Remaining at Date of
 Executive Officer      Date            Repriced (#)    Amendment ($)        Share ($)(1)        Repricing or Amendment
 -----------------      ----          ------------    -------------         ------------         ----------------------
Stephen J. Byars......  7/11/97            730             $5.75                $2.33                 5.9 years

                        7/11/97         10,000              4.13                 2.33                 8.3 years

                        7/11/97          4,000              7.87                 2.33                 8.9 years

                        7/11/97         19,000              3.25                 2.33                 9.7 years

Lynn C. Chapman....... 12/17/97          5,000              5.75                 2.33                 5.4 years

                       12/17/97         10,000              6.25                 2.33                 6.4 years

                       12/17/97         10,000              8.69                 2.33                 7.2 years

                       12/17/97         15,000              2.56                 2.33                 7.5 years

                       12/17/97         72,000              4.75                 2.33                 8.3 years

                       12/17/97         29,000              3.25                 2.33                 9.3 years

Nicholas Doyle.......   7/11/97          5,000              5.13                 2.33                 8.2 years

                        7/11/97          8,833              4.13                 2.33                 8.3 years

                        7/11/97          2,000              7.87                 2.33                 9.7 years

                        7/11/97          7,000              3.25                 2.33                10.8 years

J. Gerard Creegan....   7/11/97          2,083              1.68                 2.33                3.8  years

                        7/11/97          5,000              6.72                 2.33                 4.5 years

                        7/11/97          8,000              5.75                 2.33                 5.9 years

                        7/11/97          9,000                6.25               2.33                 6.8 years

                        7/11/97         10,000                8.69               2.33                 7.6 years

                        7/11/97         15,000                2.56               2.33                 8.2 years

                        7/11/97         50,000                4.75               2.33                 8.7 years

                        7/11/97          9,000                3.25               2.33                 9.7 years

Karl W. Finkelnburg..   7/11/97          7,500                7.87               2.33                 8.9 years

                        7/11/97         13,000                3.25               2.33                 9.7 years

Glenn Hunt...........   7/11/97          2,075                5.75               2.33                 5.9 years

                        7/11/97          1,500                6.25               2.33                 6.8 years

                        7/11/97         12,000                4.13               2.33                 8.3 years

                        7/11/97          2,500                7.87               2.33                 8.9 years

                        7/11/97         18,000                3.25               2.33                 9.7 years

Damon W. Kenison.....   7/11/97          1,724                5.75               2.33                 5.9 years

                        7/11/97          2,000                6.25               2.33                 6.8 years

                        7/11/97          8,000                4.13               2.33                 8.3 years

                        7/11/97          5,500                7.87               2.33                 8.9 years



                        7/11/97          2,390              3.25                 2.33                 9.7 years

Steven J. Rebovich...   7/11/97          8,000              5.13                 2.33                 8.2 years

                        7/11/97          7,000              4.13                 2.33                 8.3 years

                        7/11/97          2,000              7.87                 2.33                 8.9 years

                        7/11/97         17,000              3.25                 2.33                 9.7 years

G. Brent Wilson......   7/11/97          1,666              1.68                 2.33                 3.7 years

                        7/11/97          6,360              5.75                 2.33                 5.9 years

                        7/11/97          3,000              6.25                 2.33                 6.8 years

                        7/11/97         20,000              4.13                 2.33                 8.3 years

                        7/11/97         25,000              4.75                 2.33                 8.7 years

                        7/11/97         12,000              3.25                 2.33                 9.7 years

(1) The exercise price per share is equal to 120% of the market price per share of the Common Stock at the time of the repricing.

                                   SIGNATURES
                                   ----------

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     NETRIX CORPORATION


Date:   September 9, 1998        By:           /s/ Lynn C. Chapman
                                     -------------------------------------
                                               LYNN C. CHAPMAN
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER