Form 10-Q
period 1998-09-30
NETRIX CORP
filed 1998-11-16
CIK 889237

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

           (Mark One)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

       At October 31, 1998 there were 11,450,654 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                              NETRIX CORPORATION
                              ------------------

                                   FORM 10-Q
                                   ---------

                              SEPTEMBER 30, 1998
                              ------------------

                                     INDEX
                                     -----



PART I -- FINANCIAL INFORMATION (UNAUDITED)                                             Page No.
                                                                                        --------
       ITEM 1 -- FINANCIAL STATEMENTS

                 Condensed Consolidated Statements of Operations for the nine
                   and three months ended September 30, 1998 and 1997                      2
                 Condensed Consolidated Balance Sheets                                     3
                 Condensed Consolidated Statements of Cash Flows                           4
                 Notes to Unaudited Condensed Consolidated Financial Statements            5

       ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                      10

PART II -- OTHER INFORMATION

       ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                         18

SIGNATURE                                                                                 19

PART I -- FINANCIAL INFORMATION

     Item 1.   Financial Statements


                               NETRIX CORPORATION
                               ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           NINE MONTHS ENDED      THREE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                          -------------------     --------------------
                                            1998      1997         1998         1997
                                          -------    ------       ------       ------
Revenues:
     Product...........................   $16,272   $17,861       $ 5,849     $ 6,170
     Service...........................     7,111     8,004         2,462       2,787
                                          -------   -------       -------     -------
           Total revenues..............    23,383    25,865         8,311       8,597
                                          -------   -------       -------     -------
Cost of revenues:
     Product...........................     7,543     9,095         2,847       3,384
     Service...........................     4,024     5,335         1,264       1,579
                                          -------   -------       -------     -------
           Total cost of revenues......    11,567    14,430         4,111       4,963
                                          -------   -------       -------     -------
                   Gross profit........    11,816    11,435         4,200       3,994

Operating expenses:
     Sales and marketing...............     7,774     8,067         1,788       2,167
     Research and development..........     4,939     6,630         1,696       1,791
     General and administrative........     3,080     3,084           912       1,025
     Restructuring reserve.............         -       875             -           -
                                          -------   -------       -------     -------
           Loss from operations........    (3,977)   (7,221)         (196)       (989)

Interest and other income, net.........       (20)      336            16         146
Foreign exchange gain (loss)...........        87      (271)           40        (121)
                                          -------   -------       -------     -------
           Loss before income taxes....    (3,910)   (7,156)         (140)       (964)

Provision for income taxes.............         -        40             -           -
                                          -------   -------       -------     -------

Net Loss...............................    (3,910)   (7,196)         (140)       (964)

Other comprehensive losses,
 net of income tax.....................      (257)       55          (199)         85
                                          -------   -------       -------     -------

Comprehensive loss.....................    (4,167)  $(7,141)         (339)    $  (879)
                                          =======   =======       =======     =======

Basic and diluted loss per share.......   $ (0.37)  $ (0.75)       $(0.01)    $ (0.10)
                                          =======   =======        ======     =======

Shares used in per share calculation...    10,702     9,539        11,451       9,575
                                          =======   =======        ======     =======


      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1998            1997
                                                                  ------------    -----------
                                                                   (UNAUDITED)
                        ASSETS
                        ------
Current assets:
 Cash and cash equivalents..................................         $ 1,885         $ 2,758
 Accounts receivable, net of allowance for doubtful
  accounts of $646 and $1,505, respectively...............             7,423           6,212
 Inventories, net...........................................           6,596           8,035
 Other current assets.......................................             399             713
                                                                     -------         -------
   Total current assets.....................................          16,303          17,718
Property and equipment, net of accumulated depreciation of
 $19,693 and $18,016, respectively..........................           4,211           4,969
Deposits and other assets...................................             283             543
Goodwill, net of accumulated amortization of $1,452
 and $1,254, respectively...................................             594             794
                                                                     -------         -------

                                                                     $21,391         $24,024
                                                                     =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
 Line of credit.............................................         $ 1,700         $ 1,147
 Accounts payable...........................................           2,582           3,002
 Accrued liabilities........................................           2,614           3,298
                                                                     -------         -------
     Total current liabilities..............................           6,896           7,447
Other liabilities...........................................               -              97
                                                                     -------         -------
                                                                       6,896           7,544
                                                                     -------         -------
Stockholders' equity:
 Preferred stock, $0.05 par value; 1,000,000 shares
  authorized; zero issued and zero outstanding..............               -               -
 Common stock, $0.05 par value; 15,000,000
  shares authorized; 11,450,654 and 9,593,253
  shares issued and outstanding, respectively...............             572             480
 Additional paid-in capital.................................          57,862          55,774
 Accumulated other comprehensive loss.......................            (274)            (17)
 Accumulated deficit........................................         (43,685)        (39,757)
                                                                     -------         -------
  Total stockholders' equity................................          14,495          16,480
                                                                     -------         -------
                                                                     $21,391         $24,024
                                                                     =======         =======


      See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION
                               ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------
                                                             1998            1997
                                                            -------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................           $(3,910)        $(7,196)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization.................             1,876           2,528
   Decrease in deferred rent credit..............               (96)           (183)
   Decrease in goodwill..........................                 -             262
   Changes in assets and liabilities -
     Accounts receivable.........................            (1,211)          3,703
     Inventories.................................             1,439            (995)
     Other current assets........................               314             361
     Deposits and other assets...................               260             173
     Accounts payable............................              (420)            164
     Accrued liabilities.........................              (684)         (2,000)
                                                            -------         -------
     Net cash used in operating activities.......            (2,432)         (3,183)
                                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment.............              (918)           (553)
 Sales of short-term investments.................                 -          (2,473)
 Purchases of short-term investments.............                 -           7,827
                                                            -------         -------
       Net cash (used in) provided by
        investing activities.....................              (918)          4,801
                                                            -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from private placement.................             2,076               -
 Payments on line of credit, net.................               553             245
  Proceeds from employee stock purchase
  plan...........................................                90               -
 Proceeds from exercise of stock options.........                14             175
 Payments on long-term debt......................                 -            (224)
                                                            -------         -------
       Net cash provided by (used in)
        financing activities.....................             2,733             196
                                                            -------         -------
Effect of foreign currency exchange rate
 changes on cash and cash equivalents............              (256)             49
                                                            -------         -------
Net (decrease) increase in cash and cash
 equivalents.....................................              (873)          1,863
Cash and cash equivalents, beginning
 of period.......................................             2,758             687
                                                            -------         -------
Cash and cash equivalents, end of period.........           $ 1,885         $ 2,550
                                                            =======         =======
Supplemental disclosure of cash flow information:
   Cash paid during the period
     for interest................................           $   136         $   109
   Cash paid during the period for income
    taxes........................................                 -              11


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

       The unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for such interim periods are not necessarily indicative of results to be expected for the full year.

       Certain reclassifications have been made to the prior year financial statements to conform with current year presentation.

       RISKS AND LIQUIDITY FACTORS

       RISKS
       -----

       The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions.

       The problem exists for many kinds of software and hardware, including mainframes, mini computers, PCs, and embedded systems. Netrix is in the process of gathering, testing, and producing information about Netrix technologies impacted by the Year 2000 transition. First, Netrix will classify its core products into categories of compliance: compliant, compliant with minor issues, and not compliant while assessing the related costs. Second, if a product is stated to be non-compliant, Netrix will provide information to a customer as to how an organization could bring that product into compliance.

       The Year 2000 issue also affects the Company's internal systems. Netrix is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that all signficant systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, Netrix is creating contingency plans for certain internal systems.

       All organizations dealing with the Year 2000 must address the effect this issue will have on their third-party supply chain. Netrix is undertaking steps to identify its vendors and to formulate a system of working with key third-parties to understand their ability to continue providing services and products through the change to 2000. Netrix will work directly with its key vendors and partner with them if necessary, to avoid any business interruptions in 2000.
For these key third-parties, contingency plans will be developed.

       Resolving Year 2000 issues is a worldwide phenomenon that will likely absorb a substantial portion of IT budgets and attention in the near term. The impact of the Year 2000 on future Netrix revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company.

       LIQUIDITY FACTORS
       -----------------

       For the nine and three months ended September 30, 1998, the Company incurred net losses of approximately $3.9 million and $140,000, respectively. When compared to the nine and three months ended September 30, 1997, declining sales of the Company's mature products were partially offset by increases in sales of new products. On a consecutive quarter basis during 1998, revenues have increased each quarter since the quarter ended December 31, 1997.

       For the nine and three months ended September 30, 1998, the Company's operating activities used cash of approximately $2.4 million and contributed cash of approximately $1.2 million, respectively. The cash used by operations was primarily due to continued net losses from operations and an increase in accounts receivable. The cash contributed by operations for the quarter ended September 30, 1998 was the combined result of a smaller net loss from operations, a decrease in inventories, and improved cash collections from receivables. The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. At September 30,1998, the Company had approximately $1.9 million in cash and cash equivalents, approximately $1.9 million in eligible borrowing availability under the line of credit and approximately $1.7 million outstanding under its line of credit. At November 10, 1998, the Company had approximately $640,000 in cash and cash equivalents, and approximately $1.4 million outstanding under its line of credit. The Company's cash and borrowing position may fluctuate significantly on a daily basis because all cash receipts are used to pay down the outstanding line of credit, and borrowings are generally made on a weekly or less frequent basis as needed.

       The Company relies primarily on financing from its line of credit to meet its obligations. The funding from the Company's line of credit is dependent on future sales to generate eligible receivables to use as collateral for borrowing under its line of credit and the collection of its accounts receivable to keep accounts current and eligible for borrowing collateral. The Company has also raised cash through a private equity placement. To date, the Company has been able to generate adequate cash to meet its obligations either through sales and collections, or through private equity placements. The Company expects to be able to continue to generate adequate cash through such working capital or equity financing arrangements in the foreseeable future, although there can be no assurances of the Company's ability to generate adequate cash.

       The Company's ability to generate adequate cash is in large part dependent on its success at increasing sales of its new products. The Company's plan is to continue to increase revenues through sales of its Network Exchange product line and to exploit new marketing channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to offset the decline in mature product sales in order to achieve year-over-year revenue growth. The Company has been able to achieve three consecutive quarters of revenue growth, and the Company expects that new product sales will continue to expand in the foreseeable future; however, there can be no assurances that the Company will be able to adequately increase new product sales in the future.

       If the Company cannot generate adequate financing through its line of credit, the Company may have to generate additional cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. The Company estimates that in the absence of adequate financing, it has sufficient cash and borrowing ability to operate for approximately three months, although there can be no assurances of the Company's ability to continue to operate without adequate financing, and the Company may be unable to meet its obligations as they become due and may be required to curtail its operations. If the Company is required to curtail its operations there can be no assurances that the Company's assets will be fully realized. Although the Company believes it has the ability to generate additional cash through such financing activities, there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable, to the Company. If the Company is unable to generate or borrow adequate cash, there will be a material and adverse effect on the business and financial condition of the Company.

       In August 1998, the Company mandated certain cost control measures, and is continually evaluating various business processes, such as credit administration, order fulfillment, and asset management, in order to mitigate its liquidity risk.

       The Company's line of credit agreement requires it to maintain a tangible net worth of at least $13.5 million. At September 30, 1998, the Company's tangible net worth was approximately $13.9 million. Management intends to seek a waiver of, and renegotiate, this covenant, but there can be no assurances that a waiver will be received, or that a renegotiation will be successful, or that the outstanding loan balance will not be called by the Company's lending institution upon violation of this covenant.

       In August 1998, as a result of concerns about the deterioration of aged foreign accounts receivable, the Company's current lending institution eliminated foreign receivables as qualified accounts receivable for borrowing collateral. In September 1998, the lending institution reinstated a sub-line of credit up to an amount of $600,000 for selected foreign accounts receivable. As of November 10, 1998, the Company's domestic accounts receivable have generated adequate borrowings for operations, and the Company has not had to use the foreign sub-line of credit. In August 1998, the lending institution also increased the interest rate for outstanding loan amounts to prime plus 3 1/2%, from prime plus 2%. The Company is in discussion with another financial institution regarding a new line of credit agreement that includes the possibility of utilizing the Export-Import Bank loan guarantee program to finance international inventory and receivables.

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

4.    INVENTORIES:
      ------------


      Inventories consisted of the following (in thousands):

                                     September 30,      December 31,
                                     -------------     -------------
                                         1998              1997
                                        ------            ------
          Raw materials......          $   360            $  462
          Work in process....              864               772
          Finished goods.....            5,372             6,801
                                        ------            ------
          Total inventories..           $6,596            $8,035
                                        ======            ======

5.     COMMITMENTS AND CONTINGENCIES:
       ------------------------------

       Line of Credit

       In November 1997, the Company negotiated a revolving $3.0 million line of credit agreement with a lending institution to be used for working capital.
This agreement provided for interest at a per annum rate equal to the lender's prime rate plus 2%. In August 1998, the lending institution increased the interest rate to prime plus 3 1/2%. Effective August 31, 1998, the line of credit agreement was amended to exclude eligible foreign receivables from the borrowing base, and in October 1998, a sub-line of credit for selected foreign receivables up to an amount of $600,000 was approved for selected foreign receivables. The line of credit agreement includes a covenant that requires the Company to maintain tangible net worth of at least $13.5 million. At
September 30, 1998, the Company's tangible net worth was approximately $13.9 million. The Company intends to seek a waiver of, and renegotiate, this covenant, but there can be no assurances that a waiver will be received, or that a renegotiation will be successful, or that the outstanding loan balance will not be called by the Company's lending institution upon violation of this covenant. The credit facility, which matures on November 30, 1999, is collateralized by all of the Company's assets, including copyrights and intellectual property that may not be reflected in the Company's financial statements. Borrowings under the line are based on qualified accounts receivable, as previously discussed in Footnote 1. At September 30, 1998, the Company had approximately $1.9 million of total eligible borrowing availability (based exclusively on eligible domestic receivables) and approximately $1.7 million outstanding under the line of credit. At December 31, 1997, the Company had approximately $2.1 million of eligible borrowing availability (approximately $1.1 million of domestic and $1.0 million of international eligible receivables) and approximately $1.1 million outstanding under the line of credit. At November 10, 1998, the Company had approximately $1.6 million of total eligible borrowing availability (based exclusively on eligible domestic receivables) and approximately $1.4 million outstanding under the line of credit.

6.     PRODUCT REVENUES:
       -----------------


     The Company's product revenues were generated in the following geographic regions:
                                   Nine Months Ended      Three Months Ended
                                     September 30,           September 30,
                                   ------------------     ------------------
                                     1998        1997        1998      1997
                                     ----        ----        ----      ----
          Domestic...............   $ 6,462   $ 6,431      $2,705    $2,208
          Europe.................     6,524     7,094       1,668     2,582
          Pacific Rim and other..     3,286     4,347       1,477     1,380
                                    -------   -------      ------    ------
          Total..................   $16,272   $17,872      $5,850    $6,170
                                    =======   =======      ======    ======

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

8.     FOREIGN CURRENCY EXCHANGE GAINS (LOSSES):
       -----------------------------------------

       Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. For the nine and three months ended September 30, 1998, the Company reported approximately $87,000 and $40,000 in translation gains, respectively. For the nine and three months ended September 30, 1997, translation losses were approximately $271,000 and $121,000, respectively.

9.     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
       --------------------------------------------

       Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods. For the nine and three months ended September 30, 1998 and 1997 the effect of options has not been considered as they would have been antidilutive.

10.    STOCKHOLDERS EQUITY:
       --------------------

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

                               NETRIX CORPORATION

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors include without limitation, those set forth below under the captions "Liquidity and Capital Resources" and "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS
---------------------

          RECENT DEVELOPMENTS. In August, the Company established a distribution agreement with Packet Engines, a worldwide leader in gigabit networking solutions. As specified in the agreement, Packet Engines will market and sell the Company's range of Voice over data products for use in special projects such as integrated services metropolitan area networks (MANs). The products specified include the new Network Exchange 2201 for branch/remote offices, the mid-range Network Exchange 2210, and the multi-service Network Exchange 2550.

         Also in August, the Network Exchange 2210 Voice over IP/Frame Relay Internet telephony gateway received the coveted Editor's Choice Award from Internet Telephony magazine.

          In September, the Company announced plans to integrate the H.323 Version 2 Protocol Stack from RADVision into Vodex Voice Gateway software, which is deployed in the Company's Network Exchange 2210 and 2201 gateways.

          In October, the Company issued a press release that detailed a major IP and voice OEM and development agreement with Motorola's Internet and Networking Group (ING). Under the terms of the OEM agreement, Motorola will market the Network Exchange as a high speed networking solution for enterprise headquarters and other applications requiring high performance solutions.

          The Company also announced the completion of subjective conversation testing which compared the voice quality of the NETRIX Network Exchange 2200 using 8K ACELP voice compression with the Public Switched Telephone Network. In the double-blind experiment, telephone users in quiet, acoustically isolated rooms were unable to distinguish between a NETRIX 8K voice compression circuit and a circuit provided by the local PSTN (Public Switched Telephone Network). The experiment was performed at the U.S. Department of Commerce's (DoC) Institute for Telecommunication Sciences (ITS) in Boulder, Colorado in conjunction with NETRIX under the terms of a five-year Cooperative Research and Development Agreement.

          BACKGROUND.  The results for the nine and three months ended
September 30, 1998, when compared to the same periods in 1997, reflect an overall decrease in the revenues and expenses of the Company. Although revenues have decreased, expenses have decreased at a substantially greater portion, resulting in smaller losses. On a consecutive quarter basis, the Company's revenues have increased each quarter since December 31, 1997. The Company's plan is to increase revenues through sales of its Network Exchange product line and to exploit new marketing channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to offset the decline in mature product sales in order to achieve year-over-year and quarter-over-quarter revenue growth. During this nine month period, Netrix continued to experience a decline in revenues in its mature product lines, and an increase in its new products, the 2210, which combines the Republic Telecom technology with Netrix switching capability, and the 2550, Netrix' enhanced switching platform. In April 1997, the Company implemented a restructuring of operations to reduce and economize its work force. The restructuring resulted in the overall reduction of compensation and travel expenses and other operating costs of the Company. During the first half of 1998, the Company experienced an increase in marketing and product implementation costs in order to introduce and deploy its new products. In addition, in the second quarter of 1998, the Company incurred specific expenses associated with an increase in the allowance for doubtful accounts of approximately $1.1 million. In August 1998, the Company mandated certain cost control measures which resulted in expense reductions during the third quarter that, when combined with higher revenues and gross margin, resulted in narrowing the quarterly loss to approximately $140,000.

          REVENUES. For the nine months ended September 30, 1998, total revenues decreased by approximately $2.5 million, or 9.6%, compared to the nine months ended September 30, 1997. Total revenues decreased approximately $645,000, or 7.2%, in the third quarter of 1998 compared to the third quarter of 1997. Product revenues decreased approximately $1.6 million, or 8.9%, for the first nine months of 1998 compared to same period in 1997. Product revenues decreased approximately $320,000, or 5.2%, for the third quarter of 1998 compared to the same period in 1997. The decrease in product revenues was due primarily to the decline in mature product sales, partially offset by incremental growth in new product sales, as the mix of products sold continued to transition from the mature products to the 2210 and 2550. Service revenues decreased by approximately $893,000, or 11.2%, for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. For the third quarter of 1998, service revenues decreased by approximately $325,000, or 11.7%, when compared to the third quarter of 1997. In the nine and three months ended September 30, 1998, the lower volume of service revenues remained fairly consistent with the discontinuation of older products from the installed base, which was partially offset by an increase in service on new product installations and new customer arrangements.

          GROSS PROFIT. For the first nine months of 1998, gross profit increased by approximately $381,000, or 3.3%, when compared to the first nine months of 1997, and increased as a percentage of total revenues from 44.2% to 50.5%. For the third quarter of 1998, gross profit increased approximately $206,000, or 5.2%, when compared to the third quarter of 1997, and increased as a percent of total revenues from 44.6% to 50.5%. Product gross margin increased to 53.6% in the first nine months of 1998, from 49.1% in the first nine months of 1997. Product gross margin increased to 51.3% in the third quarter of 1998, from 45.1% in the third quarter of 1997. The year-over-year and quarter-over-quarter increases were primarily the result of a higher proportion of products sold through less competitive channels that require lower discounts, combined with a more favorable mix of higher margin product shipments. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter-to-quarter comparative basis can vary within a wide range. Due to this variable mix, margins earned in the three and nine months ended September 30, 1998 are not necessarily indicative of margins that will be earned in the future. The gross margin for service revenues increased from 33.3% in the first nine months of 1997 to 43.44% in the first nine months of 1998. The gross margin for service revenues increased from 43.43% in the third quarter of 1997 to 48.7% in the third quarter of 1998. The higher service margin is a result of generally consistent levels of service revenues in the first half of 1998 combined with lower service costs due to the restructuring discussed below.

          SALES AND MARKETING. Sales and marketing expenses for the first nine months of 1998 decreased by approximately $293,000, or 3.6% when compared to the first nine months of 1997. For the third quarter of 1998, sales and marketing expenses decreased by approximately $380,000, or 17.5%, when compared to the third quarter of 1997. These net decreases were primarily attributable to the restructuring of operations discussed below and the cost control mandate implemented in August 1998.

          RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1.7 million, or 25.5%, for the first nine months of 1998 when compared to the first nine months of 1997. For the third quarter of 1998, expenses decreased approximately $94,000, or 5.3%, when compared to the third quarter of 1997. The nine month and three month decreases were principally due to decreased expenses of salaries and related personnel costs from the restructuring that occurred in March of 1997. All of the Company's research and development costs are charged to operations as incurred.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses in for the first nine months of 1998 were approximately equivalent to those for the same period in 1997. General and administrative expenses decreased approximately $113,000, or 11.1%, for the third quarter in 1998 compared to the same period in 1997. The decrease in the third quarter of 1998 was primarily due to decreases in a variety of costs.

          RESTRUCTURING CHARGE. In March 1997, the Company recorded a restructuring charge of approximately $1.4 million before income taxes which was reduced in May 1997 to a net restructuring charge of approximately $875,000. The charge included anticipated costs associated with an overall reduction in work force, the discontinuance of its micro.pop product, and the discontinuance of its direct operation in Germany. The net reduction in May was due mainly to the decision not to discontinue its operation in Germany.

          INTEREST AND OTHER INCOME, NET. For the first nine months of 1998, the Company incurred net interest and other expense of approximately $20,000, compared to approximately $336,000 in net interest and other earnings for the same period of 1997. This net decrease in interest and other income during the first nine months of 1998 increased the net loss before taxes by approximately $356,000. For the third quarter of 1998, the Company earned approximately $16,000 of net interest and other earnings, compared to net interest and other earnings of approximately $146,000 for the same period in 1997, a decrease of approximately $130,000. The year-to-year and quarter-to-quarter decreases are due primarily to lower investment levels maintained in short-term investments, combined with increased interest expense on the Company's borrowings.

          FOREIGN EXCHANGE GAIN (LOSS). The foreign exchange translation gain for the nine and three months ended September 30, 1998, was approximately $87,000, and $40,000, respectively. For the nine and three months ended September 30, 1997, the foreign exchange translation loss was approximately $271,000 and $121,000, respectively. The foreign exchange translation gains were primarily the result of the dollar falling versus the currencies of the foreign subsidiaries, resulting in losses translated for the current year and quarter that were less than those previously reported when the dollar was higher.

          NET INCOME (LOSS). For the first nine months of 1998, the Company generated a net loss of approximately $3.9 million, compared to a net loss of $7.2 million for the same period in 1997, a favorable change of approximately $3.3 million. The net loss for the third quarter of 1998 was approximately $140,000, compared to a net loss of approximately $964,000 in the third quarter of 1997, a favorable change of approximately $824,000. The changes in net income were the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The results for the nine and three months ended September 30, 1998, when compared to the same periods in 1997, reflect an overall decrease in the revenues and expenses of the Company. Although revenues have decreased, expenses have decreased in greater proportion, resulting in smaller losses. For the nine and three months ended September 30, 1998, the Company experienced net losses of approximately $3.9 million and $140,000, respectively.

          On a consecutive quarter basis, the Company's revenues have increased each quarter since December 31, 1997. The Company's plan is to increase revenues through sales of its Network Exchange product line and to exploit new marketing channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to offset the decline in mature product sales in order to achieve year-over-year growth revenue growth. During this nine month period, Netrix continued to experience a decline in revenues in its mature product lines, and an increase in its new products, the 2210, which combines the Republic Telecom technology with Netrix switching capability, and the 2550, Netrix' enhanced switching platform.

          In April 1997, the Company implemented a restructuring of operations to reduce and economize its work force. The restructuring resulted in the overall reduction of compensation and travel expenses and other operating costs of the Company. During the first half of 1998, the Company experienced an increase in marketing and product implementation costs in order to introduce and deploy its new products. In addition, in the second quarter of 1998, the Company incurred specific expenses associated with an increase in the allowance for doubtful accounts of approximately $1.1 million. In August 1998, the Company mandated certain cost control measures which resulted in expense reductions during the third quarter that, when combined with higher revenues and gross margin, resulted in narrowing the quarterly loss to approximately $140,000.

          For the nine and three months ended September 30, 1998, the Company's operating activities used cash of approximately $2.4 million and contributed cash of approximately $1.2 million, respectively. The cash used by operations was primarily due to continued net losses from operations and an increase in accounts receivable. The cash contributed by operations for the quarter ended September 30, 1998 was the combined result of a smaller net loss from operations, a decrease in inventories, and improved cash collections from receivables. The success of the Company is dependent on its ability to generate adequate cash for operational and capital needs. At September 30,1998, the Company had approximately $1.9 million in cash and cash equivalents, approximately $1.9 million of eligible borrowing availability, and approximately $1.7 million outstanding under its line of credit. At November 10, 1998, the Company had approximately $640,000 in cash and cash equivalents, and approximately $1.4 million outstanding under its line of credit. The Company's cash and borrowing position may fluctuate significantly on a daily basis because all cash receipts are automatically used to pay down the outstanding line of credit, and borrowings are generally made on a weekly or less frequent basis as needed.

          The Company relies primarily on financing from its line of credit to meet its obligations. The funding from the Company's line of credit is dependent on future sales to generate eligible receivables to use as collateral for borrowing under its line of credit and the collection of its accounts receivable to keep accounts current and eligible for borrowing collateral. The Company has also raised cash through a private equity placement. To date, the Company has been able to generate enough cash to meet its obligations either through sales and collections, or private equity placements, and the Company expects to be able to continue to generate adequate cash through such working capital or equity financing arrangements in the foreseeable future. The Company has been able to achieve three consecutive quarters of revenue growth, and the Company expects that new product sales will continue to expand in the foreseeable future; however, there can be no assurances that the Company will be able to adequately increase new product sales in the future.

          If the Company cannot generate adequate financing through its line of credit, the Company may have to generate additional cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. The Company estimates that in the absence of adequate financing, it has sufficient cash and borrowing ability to operate for approximately three months, although there can be no assurances of the Company's ability to continue to operate without adequate financing, and the Company may be unable to meet its obligations as they become due and may be required to curtail its operations. If the Company is required to curtail its operations there can be no assurances that the Company's assets will be fully realized. Although the Company believes it has the ability to generate additional cash through such financing activities, there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable, to the Company. If the Company is unable to generate or borrow adequate cash, there will be a material and adverse effect on the business and financial condition of the Company.

          In August 1998, the Company mandated certain cost control measures, and is continually evaluating various business processes, such as credit administration, order fulfillment, and asset management, in order to mitigate its liquidity risk.

          In November 1997, the Company negotiated a revolving $3.0 million line of credit agreement with a lending institution to be used for working capital. This agreement provided for interest at a per annum rate equal to the lender's prime rate plus 2%. In August 1998, as a result of concerns about the deterioration of aged foreign accounts receivable, the lending institution increased the interest rate to prime plus 31/2%, and the line of credit agreement was amended to exclude eligible foreign receivables from the borrowing base. In October 1998, a sub-line of credit for selected foreign receivables up to an amount of $600,000 was approved. As of November 10, 1998, the Company's domestic accounts receivable have generated adequate borrowings for operations, and the Company has not had to use the foreign sub-line of credit.

          The line of credit agreement includes a covenant that requires the Company to maintain tangible net worth of at least $13.5 million. At September 30, 1998, the Company's tangible net worth was approximately $13.9 million. The Company intends to seek a waiver of, and renegotiate, this covenant, but there can be no assurances that a waiver will be received, or that a renegotiation will be successful, or that the outstanding loan balance will not be called by the Company's lending institution upon violation of this covenant.

          The credit facility, which matures on November 30, 1999, is collateralized by all of the Company's assets, including copyrights and intellectual property that may not be reflected in the Company's financial statements. Borrowings under the line are based on qualified accounts receivable, as previously discussed in Footnote 1. At September 30, 1998, the Company had approximately $1.9 million of eligible borrowing availability (based exclusively on eligible domestic receivables) and approximately $1.7 million outstanding under the line of credit. At December 31, 1997, the Company had approximately $2.1 million of eligible borrowing availability (approximately $1.1 million of domestic and $1.0 million of international eligible receivables) and approximately $1.1 million outstanding under the line of credit. At November 10, 1998, the Company had approximately $1.6 million of eligible borrowing availability (based exclusively on eligible domestic receivables) and approximately $1.4 million outstanding under the line of credit. The Company is in discussion with another financial institution regarding a new line of credit agreement that includes the possibility of utilizing the Export-Import Bank loan guarantee program to finance international foreign inventory and receivables.

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

          Capital acquisitions during the first nine months of 1998 were approximately $918,000 compared to approximately $553,000 in the nine months of 1997. Capital acquisitions in both periods were primarily for equipment used in research and development and computer testing activities. For the nine months ended September 30, 1997, the Company generated approximately $4.8 million from investing activities, as sales of investments exceeded purchases of investments and capital equipment.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

          The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

          The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions.

          The problem exists for many kinds of software and hardware, including mainframes, mini computers, PCs, and embedded systems. Netrix is in the process of gathering, testing, and producing information about Netrix technologies impacted by the Year 2000 transition. First, Netrix will classify its core products into categories of compliance: compliant, compliant with minor issues, and not compliant while assessing the related costs. Second, if a product is stated to be non-compliant, Netrix will provide information to a customer as to how an organization could bring that product into compliance.

          The Year 2000 issue also affects the Company's internal systems. Netrix is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that all significant systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, Netrix will create contingency plans for certain internal systems when deemed necessary.

          All organizations dealing with the Year 2000 must address the effect this issue will have on their third-party supply chain. Netrix is undertaking steps to identify its vendors and to formulate a system of working with key third-parties to understand their ability to continue providing services and products through the change to 2000. Netrix will work directly with its key vendors and partner with them if necessary, to avoid any business interruptions in 2000. For these key third-parties, contingency plans will be developed.

          Resolving Year 2000 issues is a worldwide phenomenon that will likely absorb a substantial portion of IT budgets and attention in the near term. The impact of the Year 2000 on future Netrix revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company.

          The Company relies primarily on financing from its line of credit to meet its obligations. The funding from the Company's line of credit is dependent on future sales to generate eligible receivables to use as collateral for borrowing under its line of credit and the collection of its accounts receivable to keep accounts current and eligible for borrowing collateral. To date, the Company has been able to generate adequate cash to meet its obligations either through sales and collections, or private equity placements. The Company expects to be able to continue to generate adequate cash through such working capital or equity financing arrangements in the foreseeable future, although there can be no assurances of the Company's ability to generate adequate cash.

          The Company's ability to generate adequate cash is in large part dependent on its success at increasing sales of its new products. The Company's plan is to continue to increase revenues through sales of its Network Exchange product line and to exploit new marketing channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to offset the decline in mature product sales in order to achieve year-over-year and quarter-over-quarter revenue growth. The Company has been able to achieve three consecutive quarters of revenue growth, and the Company expects that new product sales will continue to expand in the foreseeable future; however, there can be no assurances that the Company will be able to adequately increase new product sales in the future.

          If the Company cannot generate adequate financing through its line of credit, the Company may have to generate additional cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. The Company estimates that in the absence of adequate financing, it has sufficient cash and borrowing ability to operate for approximately three months, although there can be no assurances of the Company's ability to continue to operate without adequate financing, and the Company may be unable to meet its obligations as they become due and may be required to curtail its operations. If the Company is required to curtail its operations there can be no assurances that the Company's assets will be fully realized. Although the Company believes it has the ability to generate additional cash through such financing activities, there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable, to the Company. If the Company is unable to generate or borrow adequate cash, there will be a material and adverse effect on the business and financial condition of the Company.

          The Company is currently in discussion with another financial institution, including the possibility of utilizing the Export-Import Bank loan guarantee program to finance international foreign inventory and receivables. The Company believes it will be able to obtain new financing; however, there can be no assurances that such financing can or will be obtained.

          In August 1998, the Company mandated certain cost control measures, and is continually evaluating various business processes, such as credit administration, order fulfillment, and asset management, in order to mitigate its liquidity risk.

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

          A portion of the Company's revenues results from sales to the United States government, primarily through systems integrators. Governmental budgetary or fiscal restraints or changes in government policy could adversely affect the revenues generated by this government business, which is spread across numerous agencies and departments.

          The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and changes in telecommunications services offered by public carriers. The introduction of products embodying new technologies and the emergence of new industry standards or telecommunications services may adversely affect the Company's ability to market its products. This may require the Company to make substantial expenditures on research and development in order to develop new products or to maintain the competitiveness of its existing products. The Company's ability to anticipate changes in technology and in industry standards, to anticipate changes in market requirements and to successfully develop and introduce new and enhanced products on a timely basis, will be a significant factor in the Company's ability to remain competitive. If the Company is unable, for technological, financial or other reasons, to develop, introduce and successfully market products in a timely manner in response to changes in the industry, the Company's business would be materially and adversely affected. In addition, the Company has experienced delays in releasing certain of its products and there can be no assurances that it will not encounter technical or other difficulties that could delay the introduction or release of new products in the future.

          The development and introduction of new and enhanced products requires a significant investment of financial resources. To the extent that the Company's existing financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurances that additional financing will be available on terms reasonable to the Company or at all.

          The market for networking systems is extremely competitive. Many of the Company's competitors are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines. An increase in competition could have an adverse effect on the Company's business and operating results. Maintaining the competitiveness of the Company's products will require continued investment by the Company in research and development and sales and marketing. There can be no assurances that the Company will have sufficient resources to make such investment or that the Company will be able to make the technological advances necessary to maintain the competitiveness of its products.

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

          The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees is subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurances that the Company will be successful in attracting and retaining such personnel.

          The Company relies on reseller channels, including distributors and systems integrators, for a significant portion of its revenues. None of these resellers are under the control of the Company and there can be no assurances that future sales by resellers will continue at present levels or will not decline. The loss of one or more significant resellers could adversely affect the Company's business. In addition, the Company relies on resellers to provide certain limited service and support to their customers, and any deficiencies in such service and support could adversely affect the Company's business and operating results.

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


          Item 6.     Exhibits and Reports of Form 8-K
                      --------------------------------

          (a)  Exhibits - None

          (b)  Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended September 30, 1998.

                                   SIGNATURE
                                   ---------

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NETRIX CORPORATION


Date: November 16, 1998              By: /s/ Lynn C. Chapman
                                        --------------------------------------
                                         LYNN C. CHAPMAN
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER