Form 10-K
period 1998-12-31
NETRIX CORP
filed 1999-04-15
CIK 889237

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                    FORM 10-K

(MARK ONE)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-50464
                              --------------------
                               NETRIX CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                DELAWARE                                  54-1345159
        (STATE OF INCORPORATION)              (IRS EMPLOYER IDENTIFICATION NO.)

13595 DULLES TECHNOLOGY DRIVE, HERNDON, VIRGINIA                 20171
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)
                              --------------------
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 742-6000

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       Aggregate market value of Common Stock (par value $.05 per share) held by non-affiliates of Registrant on April 1, 1999: $33,757,620.

       The number of shares of Registrant's Common Stock (par value $.05 per share) outstanding as of April 1, 1999: 11,490,000.

================================================================================

ITEM 1.  BUSINESS

       NETRIX Corporation ("NETRIX" or the "Company") is a worldwide provider of voice and data networking products. NETRIX develops, manufactures, markets, and supports networking equipment for voice, data, and image networks. NETRIX products are designed to transport voice over data networks to enable its customers to realize significant cost savings. NETRIX was incorporated in 1985. The Company conducts operations in the United Kingdom and Hong Kong through its wholly owned subsidiary, NETRIX International Corporation (a Delaware corporation), and in Germany, and Italy through its wholly owned subsidiaries Netrix GmbH and Netrix S.r.l., respectively.

       The Company's operations are subject to certain risks and uncertainties including, among others, rapidly changing technology and markets, current and potential competitors with greater financial, technological, production and marketing resources, reliance on certain sole source suppliers and third party contract manufacturers, and dependence on key management personnel.

BACKGROUND

       Recent trends in network equipment investment have shown that network infrastructures have been consolidated, resulting in fewer networks and protocols to support an increasing number of applications. The Internet Protocol
(IP) for the LAN, along with Frame Relay and Asynchronous Transfer Mode (ATM) for the Wide Area (WAN) has displaced most of the previous networking technologies in this market space. These technological trends, combined with the proliferation of global trade, have created a growing reliance on telecommunications to facilitate commerce. In an environment in which wide area networking is critical to daily operations, voice and data communications represent a significant and increasing component of operating costs for enterprises. NETRIX has re-focused its new products to support the 'voice over' needs of this new network model.

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

       The increasing availability of IP and Frame Relay services on the public networks has fueled a trend toward building corporate networks that access these services on an as-needed basis. NETRIX products can be used to implement voice and data networks based upon private lines, public services, or a combination of private and public services. NETRIX believes that the trend toward the use of services will continue to grow, especially with global telecommunications deregulation. The use of the Internet will also expand voice and fax applications.

       In January 1998, the Company entered the voice/data/fax-over-IP gateway market with the introduction of Vodex software for the Network Exchange 2210. Today, the Network Exchange is still one of the industry's few voice gateways to simultaneously deliver high quality voice over IP and voice over Frame Relay with the ability to gateway between the two.

       In mid-1998, the Company introduced a low-end version of its Network Exchange 2210 gateway, the Network Exchange 2201. Designed for the remote/branch office environment, the product gives customers a range of alternatives from which to choose.

       Vodex software, common to both platforms, positions the Company firmly in the IP telephony market space, which is emerging as the next wave of network consolidation and which leverages the vast worldwide IP infrastructures being deployed. It also positions the gateways for the emerging service provider space by enabling them to offer low cost telephony while realizing a short-term return on the equipment investment.

       On March 19, 1999, Mr. Steve Francesco was appointed as Chairman of the Board of Directors to reposition the Company as an end to end solution provider for internet-based networking of voice/data/fax for the service provider market. Mr. Francesco has begun an indepth reworking of the Company's strategic objectives.

       Management believes that the international toll market, in particular, represents a short-term opportunity to gain substantial service provider market share. Management believes the Company's current product offering provides several advantages over existing competing products in the areas of scalability, flexibility, cost, channel capacity and band width efficiency. The Company has recently been able to offer carrier quality voice over packet switch transmission to service providers over wide area networks at significant reductions in per minute operating costs. Particularly with regard to bandwidth allocation, the Company's capability to bundle multiple voice samples from different calls in a single packet allows exceptional transmission management over long distances. Management believes the Company is positioned to be among the leaders in IP voice/data wide area networking equipment in 1999.

       With the introduction and continued development of the Network Exchange 2210, the Company is moving toward fully remote, provisionable bandwidth allocation to voice or data. This will give service providers the capability to shape traffic and prioritize applications (ATM, Frame Relay, Ethernet etc.)
and to customize bandwidth on demand to suit end users needs.

       Developments slated on the Network Exchange 2500 series in 1999, including IP and voice termination, will also give service providers a choice of NETRIX products to deploy in their network. The multi-service nature and scalability of the Network Exchange 2500 and 2200 series products will enable service providers to offer a variety of services on which to differentiate themselves. Whether provisioning service or selling customer premise equipment
(CPE) to end users, the range of products will be positioned for the service provider market.

       NETRIX PRODUCTS

       The Company currently offers products that focus on providing voice over packet solutions, which leverage the emerging IP Telephony space as well as the Frame Relay space. The Company has two platforms which comprise the Network Exchange product line, the 2200 and the 2500. The products scale from a gateway consisting of as few as four voice ports to large central sites via the largest Network Exchange switches - the 2500 family. This scaleable product offering permits the customer to choose the most appropriate platform for each site based upon functionality and performance requirements. All are designed to enhance the efficiency and cost-effectiveness of the communications infrastructure.

       Network Exchange 2210. The Network Exchange 2210 is a voice gateway that combines switched compressed voice and data switching in a single platform. The 2210 incorporates the Company's Vodex voice gateway software, one of the industry's first voice gateways to simultaneously deliver high quality voice over IP and voice over Frame Relay with the ability to gateway between the two. This scaleable product, designed to take advantage of available IP and frame relay facilities/services, is based upon enhanced voice over frame capabilities developed by the Company. The 2210 has a complete set of features which support switched compressed voice, LAN traffic as well as the traditional capabilities found in typical access level products. The 2210 can process up to 180 simultaneous voice calls, which makes it one of the largest VoIP/VoFR gateways currently on the market and can be interconnected to incrementally add to the overall capacity at a given site. For a fully redundant large site, Network Exchange 2210s can be augmented by Network Exchange 2550s.

       Network Exchange 2201. The NETRIX Network Exchange 2201 was introduced mid-1998 as the entry-level product in the 2200 range. The 2201 is a voice over data switching platform that delivers the benefits of Internet Telephony and Wide Area Network switching together with multi-protocol data support. The 2201 offers a unique combination of switched compressed voice and data switching support in a single compact platform. As a stand-alone voice and data access switch, or in conjunction with the other NETRIX Network Exchange 2000 series products, it gives networks flexibility, scalability, and efficiency.

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

       Network Exchange 2510. The NETRIX Network Exchange 2510 is the entry-level switch in the Network Exchange 2500 series of high-performance, multi-service switching platforms. It combines ATM, Frame Relay, X.25, TDM, and ISDN for data, voice and image applications. Functioning as either an enterprise backbone or a carrier edge switch, the 2510 provides cost-effective bandwidth management of public, private, and hybrid networks, with extensive network management and diagnostic capabilities.

       NETRIX Network Exchange products provide flexible and scaleable network solutions for small to large voice/data networks. The products are used together to provide coverage from the access level through to the network backbone. NETRIX products provide integrated voice and data network solutions that use state of the art networking technology. In addition to the Network Exchange product line, other Netrix products include the Series 10 (S10), the Series 100
(S100), the Series 1000 (S1000), and Netrix Telecom Products. (Telecom products consist of the RLX, RNET, RIO, and RDC).

       NETRIX Network Management System (NMS). Each of the products listed above is managed by NETRIX' Network Management System (NMS). The NMS provides a full graphical user interface and remote diagnostics, allowing nodes at several different locations to be viewed and managed by the network manager at one central location. The NMS has the capability to monitor attached SNMP devices, such as a router, and to participate in global network management architecture with other SNMP managers. Built into the NMS is the capability to support Virtual Private Networks, remote diagnostics, and extensive "gatekeeper" functionality such as call detail records for accounting and performance statistics for on-going capacity planning/tuning. The NMS provides extensive capabilities to insure non-stop operation with the lowest personnel costs. The Company supplies network management software for operation with Windows 95 and Sun Sparc platforms.

MARKETING AND SALES

       The Company's primary target customers are business users with multiple locations. Its secondary market is providers of voice and data services. To address these markets throughout the world, the Company has established a multi-channel distribution and sales network. The Company's products are designed to provide enterprise voice/data solutions and are marketed mostly through indirect channels, either via carriers or enterprise focused partners worldwide. In addition, the Company has been successful in its efforts to partner with other equipment manufacturers to access their sales channel. In October, NETRIX announced an OEM arrangement with Motorola for the Network Exchange 2550. In addition, Motorola is funding development on the Network Exchange 2550 that will add IP functionality and voice termination, scheduled for delivery in 1999. Both companies will be able to sell the resulting product. In November, NETRIX gateways were certified to interoperate with NEC PBXs. The Network Exchange 2210 is the first Internet telephony/gateway to be so certified by NEC. As a result, NEC America has promoted the Network Exchange to NEC resellers; NETRIX continues to work with numerous sales opportunities provided by NEC resellers who are in the process of becoming NETRIX resellers.

       Management is exploring the possibility of offering products for sale on the internet as a way of achieving additional global distribution with no incremental sales costs. Other companies in the Company's market space have successfully integrated e-commerce into their sales cycle.

CUSTOMER SUPPORT AND SERVICE

       A significant element of the Company's strategy has been to provide service, repair, and technical support for its customers throughout the world. A substantial portion of NETRIX' service and support activities relates to software and network configuration and is provided by 24-hour per day, 7 days per week telephone support through the NETRIX Technical Assistance Center ("TAC"). The Company's products are designed to allow the TAC to be on line with any NETRIX network in the world to diagnose problems and to respond with solutions. In addition, NETRIX hardware is designed to facilitate replacement of failed boards; in many cases, the customer's personnel can replace a board themselves under the direction of the TAC. TAC service is provided directly to end users and as a backup service to the Company's international distributors.

       NETRIX personnel and third party providers perform most domestic hardware maintenance and installation. For customers outside the United States, these services are generally provided by the Company's international Value Added Resellers (VARs). NETRIX typically offers its customers a hardware warranty ranging from 90 days to one year and offers an optional annually renewable hardware maintenance and software support contract with the network.

       The Company's support contracts with its customers offer a variety of levels of support, with each option being priced as a percentage of the purchase price of the installed equipment. In addition, NETRIX provides technical consulting and training both to end-users and to distributors. Many of the Company's customers currently have support and maintenance contracts with the Company. Customer service as a percent of revenue was 31% in 1998, 32% in 1997 and 26% in 1996.

RESEARCH AND DEVELOPMENT

       NETRIX believes its future success depends on its ability to continue to enhance its products to improve performance and functionality and to develop new products that address emerging networking market niches. Research and development as a percent of revenue was 22% in 1998, and 25% in 1997 and 1996.

COMPETITION

       The Company encounters substantial competition in the marketing of its products, and many of its competitors have greater financial, marketing and technical resources. Important competitive factors in the Company's product markets are established customer base, product performance and features, service and support, as well as price. The Company believes that it competes favorably with respect to these factors. There can be no assurance that the Company's products will compete successfully with competitive products that may be offered in the future or that aggressive pricing will not adversely impact the profitability of the Company.

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

EMPLOYEES

       The Company had 168 employees at December 31, 1998. None of the employees are represented by collective bargaining agreements. The Company has never experienced any work stoppage. The Company believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

       The Company's principal administrative and research and development facility consists of approximately 56,000 square feet located in Herndon, Virginia. These premises are occupied under a lease agreement which was renegotiated for an additional ten-year term beginning May 1, 1999. A separate facility of 8,600 square feet is under lease in Longmont, Colorado, for product development operations. The Company also maintains space in Charlotte, North Carolina, for its manufacturing operations. This space is leased from its main outsourcing manufacturer. Additionally, the Company maintains international sales offices in London, Rome, and Hong Kong. The Company believes its facilities are in all material respects, suitable, adequate and well utilized.

ITEM 3.  LEGAL PROCEEDINGS

       The company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       John F. Burton and Lynn C. Chapman were elected by a majority of votes as Class III directors of the Corporation at the Corporation's 1998 Annual Meeting of Stockholders, each to serve in accordance with the Bylaws of the Corporation until the 2001 Annual Meeting of Stockholders and thereafter until their successors are duly elected and qualified. John F. Burton resigned as a director of the Company in March 1999.

       At the Corporation's 1998 Annual Meeting of Stockholders there was a majority vote that the firm of Arthur Andersen, LLP be retained as the Corporation's independent auditors for fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

       NETRIX Corporation's common stock is traded on the NASDAQ National Market under the symbol NTRX. The following table reflects the range of high and low selling prices as reported by NASDAQ for the quarters indicated.

                                           HIGH             LOW
                                           ----             ---
       1997
       ----
       First Quarter.....................$ 6 3/8          $ 2 5/8
       Second Quarter....................$ 2 7/8          $ 1 1/2
       Third Quarter.....................$ 2 5/8          $ 1 13/16
       Fourth Quarter....................$ 2 9/16         $ 2 1/32

       1998
       ----
       First Quarter.....................$ 2 1/8          $ 1 1/16
       Second Quarter....................$ 3 3/8          $ 2 1/16
       Third Quarter.....................$ 3 1/4          $ 1 3/32
       Fourth Quarter....................$ 2 25/32        $ 1 1/16


HOLDERS

       At March 31, 1999, there were approximately 251 holders of record of Common Stock. At March 13, 1998, there were approximately 226 holders of record of Common Stock and estimated 2,948 total holders based on the volume of proxy and other material mailed to shareholders.

DIVIDENDS

       The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

       The selected consolidated financial data presented below for the fiscal years ended December 31, 1994, 1995, 1996, 1997, and 1998 have been derived from the Company's consolidated financial statements.

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                      1994           1995             1996          1997            1998
                                                      ----           ----             ----          ----            ----
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of operations data:
      Total revenues                                 $53,021       $48,891         $ 43,635      $ 33,087        $ 31,482
      Gross profit................................    27,557        25,225           21,572        14,647          15,388
      Loss from operations........................      (980)       (4,500)          (6,305)       (8,773)         (6,488)
      Net loss....................................      (579)       (3,795)          (5,968)       (8,577)         (6,517)
      Basic and diluted loss per share                 (0.06)        (0.40)           (0.63)        (0.89)          (0.60)

Balance sheet data (end of period):
      Working capital.............................    25,055        21,790           17,782        10,271           7,600
      Total assets................................    45,343        41,985           34,493        24,024          20,241
      Total long-term liabilities.................       843           943              614            97              --
      Stockholders' equity........................    33,632        30,396           24,847        16,480          12,117


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

       In August 1998, the Company established a distribution agreement with Packet Engines, a worldwide leader in gigabit networking solutions. As specified in the agreement, Packet Engines will market and sell the Company's range of Voice over data products for use in special projects such as integrated services metropolitan area networks (MANs). The products specified include the new Network Exchange 2201 for branch/remote offices, the mid-range Network Exchange 2210, and the multi-service Network Exchange 2550.

       Also in August 1998, the Network Exchange 2210 Voice over IP/Frame Relay Internet telephony gateway received the coveted Editor's Choice Award from Internet Telephony magazine.

       In September 1998, the Company announced plans to integrate the H.323 Version 2 Protocol Stack from RADVision into Vodex Voice Gateway software, which is deployed in the Company's Network Exchange 2210 and 2201 gateways.

       In October 1998, the Company entered into a major IP and voice OEM and development agreement with Motorola's Internet and Networking Group (ING). Under the terms of the OEM agreement, Motorola will market the Network Exchange as a high speed networking solution for enterprise headquarters and other applications requiring high performance solutions.

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

       In November 1998, NETRIX gateways were certified to interoperate with NEC PBXs. The Network Exchange 2210 is the first Internet telephony gateway to be so certified by NEC. As a result, NEC America has promoted the Network Exchange to NEC resellers; NETRIX continues to work with numerous sales opportunities uncovered by NEC resellers who are in the process of becoming NETRIX resellers.

       The Company announced on March 25, 1999 that is has had significant changes to its Board of Directors. Steven T. Francesco has been appointed to the position of Chairman of the Board of Directors. In addition John M. Faccibene has been named to fill one of the four current vacancies on the Board. The Company expects to make additional Board appointments over the next two months.

       Netrix has renegotiated the terms of the line of credit agreement with Coast Business Credit. The new terms include a significantly lower quarterly tangible net worth covenant and an extension through May 2001. Concurrently, the lending institution granted the Company a waiver of the past covenant violations and waived its right to call the line of credit for these covenant violations.

       This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

RESULTS OF OPERATIONS

       The results of operations for the year ended December 31, 1998 reflect a 5% decrease in revenues, a 13% decrease in cost of revenues, and a 7% decrease in operating expenses from 1997. During 1998, NETRIX continued to experience a decline in revenues in the product line it acquired from Republic Telcom, and an increase in its new products, the 2210, which combines the Republic technology with NETRIX switching capability, and the 2550, NETRIX enhanced switching platform. In both March of 1996 and April of 1997, the Company implemented a restructuring of operations to reduce and economize its work force. The restructuring resulted in the overall reduction of compensation and other operating costs of the Company for these years.

       REVENUES. Total revenues decreased $1.6 million or 5% from 1997 to 1998 and $10.5 million or 24% from 1996 to 1997. Product revenues in 1998 of $21.8 million decreased 3% from 1997 product revenues of $22.5 million, which decreased $10.0 million or 31% from product revenues in 1996 of $32.4 million. The decreased sales for both 1996 and 1997 were most prominent in the United States which saw a decrease in product revenues of $3.7 million or 32% from 1996 to 1997. The International sales regions also experienced decreased sales to a lesser extent from 1996 to 1997. The mix of products sold contributed significantly to the decrease in revenues in 1998 and 1997. The products acquired in the Republic Telcom acquisition saw a steady decrease of 57% from 1996 to 1997, and 42% from 1997 to 1998, while the NETRIX product utilizing the acquired technology saw a steady increase of 248% and 88% respectively, over the same periods.

       Service revenues decreased $1.0 million or 9% from 1997 to 1998, and $0.6 million or 5% from 1996 to 1997. Service revenues are primarily the result of the renewal of existing maintenance contracts as well as the negotiation of new equipment service contracts. Overall, service revenues have decreased as a result of the elimination of older product servicing which is partially offset by new product and customer contracts.

       GROSS PROFIT. Total gross profit increased $0.7 million or 5% from 1997 to 1998, and decreased $6.9 million or 32% from 1996 to 1997. Gross profit as a percentage of total revenues was 49% in 1998, 44% in 1997, and 49% in 1996. The product gross margin decreased from 55% in 1996 to 49% in 1997 because of lower introductory pricing offered on the new 2550 product and a greater proportion of sales made through distributors, which generally have higher discounts, than direct retail sales. Product margins increased by1% in 1998 from 1997 as a result of higher-margin product mix, and decreased 6% in 1997 from 1996. The service gross margin was 34% in 1996 and 1997, and 47% in 1998. The increase in the service margin from 1997 to 1998 was a result of decreased costs resulting from the previous years restructurings.

       SALES AND MARKETING. Sales and marketing expenses increased $0.6 million or 5% from 1997 to 1998, and decreased $1.4 million or 12% from 1996 to 1997. The 1998 increase of $0.6 million is the combined result of $0.8 million of additional consignment inventory reserves for obsolete equipment and $1.3 million of bad debt expense, partially offset by a decrease in overall expenses attributed to the restructurings discussed above. The 1997 decrease is mainly attributed to the previous years restructuring of operations as discussed above. Marketing program expenses were also reduced significantly in 1996, mainly in the areas of advertising, promotional programs and trade shows.

       RESEARCH AND DEVELOPMENT. Research and development expenses decreased $1.5 million or 19% from 1997 to 1998, and $2.8 million or 25% from 1996 to 1997. As a percentage of revenues, R&D expenses decreased from 25% of revenues in 1996 and 1997 to 22% of revenues in 1998. The decrease in R&D expenses for 1997 and 1998 is due mainly to the restructurings discussed above

       GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.3 million or 8% from 1997 to 1998, and decreased $0.3 million or 6% from 1996 to 1997. Increases in professional fees and recognition of a sales tax assessment were the principal causes of the increased costs in 1998. Reductions from the restructuring of operations discussed above and reduced consulting costs contributed to the lower 1997 and 1996 expenses.

       INTEREST AND OTHER, NET. Net interest expense increased $225,000 from 1997 to 1998 as a result of increased borrowing in 1998. Net interest expense increased $207,000 from 1996 to 1997 as a result of increased borrowing in 1997 and decreased interest income.

LIQUIDITY AND CAPITAL RESOURCES

       For the years ended December 31, 1998 and 1997, the Company experienced declining revenues and net losses of approximately $6.5 million and $8.6 million respectively, due to declining sales of the Company's mature products which were partially offset by increases in sales of new products. As a result, the Company's tangible net worth decreased from $15.7 million at December 31, 1997 to $11.2 million at December 31, 1998. The Company's line of credit agreement requires it to maintain a tangible net worth of at least $13.5 million measured at the end of each month. Since October 31, 1998 the Company has been in violation of this covenant. This covenant violation allows the Company's lending institution to call for collection of the outstanding loan balance. As of April 12, 1999 the lending institution had not exercised this right. On April 12, 1999 the lending institution granted the Company a waiver of the current and past months' covenant violations and waived its right to call the line of credit for these covenant violations. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. Management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the lending institution upon violation of the new covenant.

       The success and the future of the Company is dependent on its ability to generate net income or to increase its net worth by the sale of additional equity. The Company's ability to generate net income is in large part dependent on its success at increasing sales of its new products and/or controlling costs. The Company's plan to increase revenues through sales of its Network Exchange product line is continuing to evolve in order to exploit new markets and customer channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to replace the decline in mature product sales and there can be no assurances that the Company will be able to adequately increase new product sales in the future. The Company has implemented cost control measures and is continually evaluating expense levels to generate net income and mitigate its liquidity risk.

       At December 31, 1998, the Company had approximately $ 2.4 million of total eligible borrowing availability and approximately $2.2 million outstanding under the line of credit. At December 31, 1997, the Company had approximately $2.0 million of eligible borrowing and approximately $1.1 million outstanding under the line of credit. In August 1998, as a result of concerns about the deterioration of aged international accounts receivable, the lending institution initiated discussions regarding the elimination of international receivables as qualified accounts receivable for borrowing collateral. The lending institution also increased the interest rate for all outstanding loan amounts to prime plus 3 1/2% from prime plus 2%. In October 1998, a sub-line of credit for selected foreign receivables up to an amount of $600,000 on selected accounts receivable. As of December 31, 1998, the Company's domestic accounts receivable have generated adequate borrowing for operations, and the Company has not had to use the foreign sub-line of credit.

       At December 31, 1998, the Company had approximately $2.5 million in cash and investments compared to $2.8 million at December 31, 1997. For the year ended December 31, 1998, the Company used $2.1 million of cash for operations. Non-cash items consisting of depreciation and amortization of $2.7 million contributed to the loss of $6.5 million. The reduction in accounts payable and accrued expenses of $0.3 million combined with the increase in accounts receivable of $1.3 million had a negative effect on cash flow for the year.

       Inventory levels at December 31, 1998 were $2.8 million lower than at December 31, 1997 and were $2.4 million lower than at June 30, 1998. This reduction is the result of efforts during the last half of 1998 to bring inventories in line with current sales volume and the expected phase out of older products.

       Capital acquisitions during 1998 were $1.3 million compared to $1.7 million in 1997, and $2.1 million in 1996. These acquisitions were mostly for equipment used for research and development purposes along with some computer and test equipment.

       The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales of its products. The Company intends to increase revenues through sales of its Network Exchange product line; however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional cash through the sales of assets, including technologies, or the sale of debt or equity securities. Although the Company believes it has the ability to generate additional cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate adequate cash, there could be a material and adverse effect on the business and financial condition of the Company. The Company has implemented cost control measures and is continually evaluating expense levels to mitigate its liquidity risk.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company believes revenues will increase through sales of its Network Exchange products. However, the Company may have to generate additional cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although the Company believes it has the ability to generate additional cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable, to the Company.

       The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. Management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the lending institution upon violation of the new covenant. If the Company is unable to generate or borrow adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole or in part.

       Future operating results may be affected by a number of other factors including the timing of new products in the market place, competitive pricing pressures and global economic conditions. Because the market for the Company's products is characterized by rapidly changing technology, the development, introduction, and evolution of competitive products may require a significant investment of financial resources. Additionally, the Company relies on reseller channels, which are not under its control for a significant portion of its revenues, particularly in its international regions. In addition, while the Company has generally been able to obtain adequate supplies of components to date, the interruption or termination of the Company's current manufacturing relationships could have an adverse effect on the Company's liquidity and operating results.

       The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

       The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales of its products. The Company intends to increase revenues through sales of its Network Exchange product line; however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales.

       A limited number of relatively large customer orders has accounted for and is likely to continue to account for a substantial portion of revenues in any particular fiscal period. As a result, the timing of orders could significantly affect the Company's operating results. In any period, the unexpected loss of or decline in revenues from a major customer, or the failure to generate significant revenues from other customers, could have an adverse effect on the business and operating results of the Company. Although the Company's expense levels are based in part on its expectations as to future revenue, certain expenses are relatively fixed and cannot be adjusted in the short term. Accordingly if revenue levels are below expectations, operating results could be adversely affected. In addition, the Company's products often represent a significant capital expenditure for its customers and, for that reason, the Company's operating results may vary significantly depending upon general economic conditions and customers' budgetary cycles.

       During 1998, a nominal portion of the Company's revenues has been derived from sales to the United States government, primarily through systems integrators. The revenues generated by government business, which is spread across numerous agencies and departments, could be adversely affected by governmental budgetary or fiscal restraints or changes in government policy.

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

       YEAR 2000

       The Year 2000 presents concerns for business and consumer computing. Aside from the well-known problems with the use of certain 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year, and dates such as 9/9/99 were used by certain organizations for special functions. The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PCs, and embedded systems.

       Netrix Corp has divided the year 2000 task into three areas of concern, Netrix Product, Netrix Suppliers, and Netrix Internal Systems. The Company's core products have been reviewed, tested and if required implemented corrective measures to ensure no year 2000 issues. This task is complete with information regarding the Netrix Products available via Internet access and software release notes. NETRIX suppliers are being asked to respond to the year 2000 issue. This will be an ongoing process and is considered a low risk to the Company. Netrix Internal systems have been audited and corrective measures are being taken to correct identified year 2000 issues.

       At the present time Internal Systems represent the largest area of concern for the Company. The Internal Systems category has been further broken down into hardware and software areas, business / operations applications, engineering applications, Unix based technologies and PC based technologies. The Company has identified all major hardware and software components that need to be assessed and has performed a preliminary assessment of all hardware and software identified. The Company has updated a majority of hardware in use and is in the process of converting all software applications that are known to have year 2000 issues. NETRIX anticipates completion of software conversions by September 30, 1999 leaving the fourth quarter of 1999 for testing and contingency measures. In order to ensure proper conversion of the key financial, manufacturing, and ERP software, the Company has engaged the main supplier of its software to assist with the conversion and implementation of the conversion. The initial conversion of this critical system will be accomplished by June 30, 1999 and the final conversion for live production use in the third quarter of 1999.

       Vendors or other third parties that could affect the Company's operations include suppliers of utility services, travel and hotel services, office supply vendors, equipment and technology vendors, mail, telephone, Internet and other communications services. Each of the Company's departmental directors has been instructed to communicate with their major suppliers with respect to such vendors' year 2000 compliance status. All of the Company's departments have been directed to make arrangements with an alternative vendor if it appears that the current vendor will not achieve compliance by the year 2000. There can be no guarantee, however, that the systems of the Company's major vendors, including providers of public utilities, will be timely converted, or that a failure to convert by another company or organization, or a conversion that is incompatible with the Company's systems, would not have an adverse effect on the Company.

       Although the Company anticipates that minimal business disruptions will occur as a result of year 2000 issues, possible consequences include loss of communications with members, inability to conduct marketing efforts and on-site seminars as a result of travel and communications disruptions, delay in the production and distribution of studies and reports, inability to conduct research and surveys, and disruption of similar normal business activities. The Company believes that the conversion and modification efforts by the Company and its vendors will mitigate the risks associated with year 2000 issues. If, however, the Company or its essential vendors do not complete the necessary modifications or conversions in a timely manner or if such modifications or conversions fail to achieve the proper results, the Company's operations may be adversely effected.

       The Company does not intend to develop any contingency plans to address possible failures by the Company or its vendors to the year 2000 compliant with respect to information technology systems. The Company does not believe that such contingency plans are required because it believes that the Company and its information technology suppliers will be year 2000 compliant before January 2000. The Company currently does not have any contingency plans to address possible failures by its vendors to be year 2000 compliant with respect to non-information technology systems, but expects to develop such plans by June 1999.

       While Year 2000 issues present a potential risk to the Company's internal systems, distribution and supply chain, and facilities, the Company is minimizing its risk with a concentrated effort. The Company is performing an extensive assessment and is in the process of testing and remediating mission critical components. The current plan is to have the majority of these components identified by June 1999, with the remaining components resolved by September 1999. Management currently believes that all critical systems will be ready by January 1, 2000 and that the costs to address these issues will not exceed the budgeted amounts. Management estimates the cost to address and resolve Year 2000 issues will approximate $0.5 million, and these costs have been included in the Company's operating plan for 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and the
Shareholders of Netrix Corporation:

       We have audited the accompanying consolidated balance sheets of Netrix Corporation (a Delaware corporation) and subsidiaries (together the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netrix Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                      ARTHUR ANDERSEN LLP

Washington, DC
April 14, 1999

                               NETRIX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                             1998              1997              1996
                                                             ----              ----              ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
     Product                                                $ 21,840        $ 22,474        $ 32,434
     Service                                                   9,642          10,613          11,201
                                                            --------        --------        --------
           Total revenues                                     31,482          33,087          43,635
                                                            --------        --------        --------

Cost of revenues:
     Product                                                  10,939          11,395          14,700
     Service                                                   5,155           7,045           7,363
                                                            --------        --------        --------
           Total cost of revenues                             16,094          18,440          22,063
                                                            --------        --------        --------

                  Gross profit                                15,388          14,647          21,572
                                                            --------        --------        --------

Operating expenses:
     Sales and marketing                                      10,781          10,220          11,632
     Research and development                                  6,771           8,323          11,079
     General and administrative                                4,324           4,002           4,266
     Restructuring charge                                          -             875             900
                                                            --------        --------        --------
                Loss from operations                          (6,488)         (8,773)         (6,305)

Interest and other, net                                          (29)            196             403
                                                            --------        --------        --------
                Loss before income taxes                      (6,517)         (8,577)         (5,902)

Provision for income taxes                                         -               -             (66)
                                                            --------        --------        --------
Net loss                                                    $ (6,517)       $ (8,577)       $ (5,968)
                                                            ========        ========        ========
Other comprehensive gain (loss)                                 (103)             35             (83)
                                                            --------        --------        --------
Comprehensive Loss                                          $ (6,620)       $ (8,542)       $ (6,051)
                                                            ========        ========        ========
Basic and diluted net loss per share                        $  (0.60)       $  (0.90)       $  (0.63)
                                                            ========        ========        ========
Basic and diluted weighted average shares outstanding         10,891           9,553           9,468
                                                            ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NETRIX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                   1998            1997
                                                                                   ----            ----
                                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Current assets:
     Cash and cash equivalents                                                 $  2,488        $  2,758
     Accounts receivable, net of allowance for doubtful accounts
          of $796 and $1,505, respectively                                        7,499           6,212
     Inventory                                                                    5,265           8,035
     Other assets                                                                   472             713
                                                                               --------        --------
          Total current assets                                                   15,724          17,718
Property and equipment, net of accumulated depreciation
     and amortization of $20,473 and $18,016, respectively                        3,823           4,969
Deposits and other assets                                                           165             543
Goodwill, net of accumulated amortization of $1,712 and
     $1,447, respectively                                                           529             794
                                                                               --------        --------
                                                                               $ 20,241        $ 24,024
                                                                               ========        ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                            $  2,167        $  1,147
     Accounts payable                                                             3,011           3,002
     Accrued liabilities                                                          2,946           3,298
                                                                               --------        --------
          Total current liabilities                                               8,124           7,447


Other liabilities                                                                     -              97
                                                                               --------        --------
     Total liabilities                                                            8,124           7,544
                                                                               --------        --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.05 par value; 1,000,000 shares authorized; none
          issued and outstanding                                                      -               -
     Common stock, $0.05 par value; 15,000,000 shares authorized;
          11,490,000 and 9,593,253 shares issued and outstanding,
          respectively                                                              575             480
     Warrants                                                                       257               -
     Additional paid-in capital                                                  57,679          55,774
     Accumulated comprehensive loss                                                (120)            (17)
     Accumulated deficit                                                        (46,274)        (39,757)
                                                                               --------        --------
          Total stockholders' equity                                             12,117          16,480
                                                                               --------        --------
                                                                               $ 20,241        $ 24,024
                                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NETRIX CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         ADDITIONAL                      ACCUMULATED
                                              COMMON      PAID-IN                       COMPREHENSIVE      ACCUMULATED
                                               STOCK      CAPITAL       WARRANTS            LOSS             DEFICIT       TOTAL
                                             --------     --------      --------          --------          --------      --------

                                                                            (IN THOUSANDS)
Balance, January 1, 1996                     $    472     $ 55,105            --          $     31          $(25,212)     $ 30,396
                                             --------     --------      --------          --------          --------      --------

Stock options exercised....................         2          218            --                --                --           220
Employee stock purchase plan...............         2          144            --                --                --           146
Retire escrow shares.......................        --          (36)           --                --                --           (36)
Compensation element of stock options......        --          172            --                --                --           172
Net change in unrealized investment
    holding loss...........................        --           --            --               (49)               --           (49)
Cumulative translation adjustment..........        --           --            --               (34)               --           (34)
Net loss...................................        --           --            --                --            (5,968)       (5,968)
                                             --------     --------      --------          --------          --------      --------

Balance, December 31, 1996                        476       55,603            --               (52)          (31,180)       24,847
                                             --------     --------      --------          --------          --------      --------

Stock options exercised....................         3          134            --                --                --           137
Employee stock purchase plan...............         1           37            --                --                --            38
Net change in unrealized investment
    holding gain...........................        --           --            --                 7                --             7
Cumulative translation adjustment..........        --           --            --                28                --            28
Net loss...................................        --           --            --                --            (8,577)       (8,577)
                                             --------     --------      --------          --------          --------      --------

Balance, December 31, 1997                        480       55,774            --               (17)          (39,757)       16,480
                                             --------     --------      --------          --------          --------      --------

Stock options exercised....................         2           59            --                --                --            61
Proceeds from private placement, net.......        88        1,988            --                --                --         2,076
Warrants issued in connection with
    private placement......................        --         (257)          257                --                --            --
Employee stock purchase plan...............         5          115            --                --                --           120
Cumulative translation adjustment..........        --           --            --              (103)               --          (103)
Net loss...................................        --           --            --                --            (6,517)       (6,517)
                                             --------     --------      --------          --------          --------      --------

Balance, December 31, 1998                   $    575     $ 57,679      $    257          $   (120)         $(46,274)     $ 12,117
                                             ========     ========      ========          ========          ========      ========



  The accompanying notes are an integral part of these consolidated financial statements.

                               NETRIX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                       ----------------------------------
                                                                                       1998           1997           1996
                                                                                       ----           ----           ----
                                                                                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                      $ (6,517)     $ (8,577)     $ (5,968)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                                    2,722         3,338         3,602
      Stock compensation expense                                                          --            --           172
      Changes in assets and liabilities
            Accounts receivable                                                       (1,287)        5,437          (597)
            Inventories                                                                2,770            82           505
            Other current assets                                                         241           298           (49)
            Deposits and other assets                                                    378          (299)           38
            Accounts payable                                                               9          (457)       (1,485)
            Accrued liabilities                                                         (352)       (1,280)          224
            Other liabilities                                                            (97)         (278)         (248)
                                                                                    --------      --------      --------

      Net cash used in operating activities                                           (2,133)       (1,736)       (3,806)
                                                                                    --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of short-term investments                                                  -        (2,473)       (9,395)
      Sales and maturities of short-term investments                                       -         7,823        11,320
      Purchases of property and equipment                                             (1,311)       (1,665)       (2,059)
                                                                                    --------      --------      --------
            Net cash provided by (used in) investing activities                       (1,311)        3,685          (134)
                                                                                    --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowing under line of credit, net                                              1,020           393             4
      Principal payments of long-term debt                                                 -          (481)          (80)
      Proceeds from private placement                                                  2,076             -             -
      Proceeds from exercise of stock options                                             61           137           220
      Proceeds from employee stock purchase plan                                         120            38           146
                                                                                    --------      --------      --------
            Net cash provided by financing activities                                  3,277            87           290
                                                                                    --------      --------      --------

Effect of foreign currency exchange rate changes on cash and cash equivalents           (103)           35           (33)

Net increase (decrease) in cash and cash equivalents                                    (270)        2,071        (3,683)

Cash and cash equivalents, beginning of period                                         2,758           687         4,370
                                                                                    --------      --------      --------

Cash and cash equivalents, end of period                                            $  2,488      $  2,758      $    687
                                                                                    ========      ========      ========

Supplemental disclosure of cash flow information:

      Cash paid during the year for interest                                        $    183      $    117      $    139


  The accompanying notes are an integral part of these consolidated financial statements.

                               NETRIX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES:

       Netrix Corporation (the "Company") develops, manufactures, markets, and supports networking equipment for voice, data, and image networks. The Company's products are designed to transport voice over data networks to enable its customers to realize cost savings. The Company was incorporated in 1985. The Company conducts operations in the United Kingdom and Hong Kong through its wholly owned subsidiary, Netrix International Corporation (a Delaware corporation), and in Germany, and Italy through its wholly owned subsidiaries Netrix GmbH and Netrix S.r.l., respectively.

       These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

RISKS AND OTHER IMPORTANT FACTORS

       For the years ended December 31, 1998 and 1997, the Company experienced declining revenues and net losses of approximately $6.5 million and $8.6 million respectively, due to declining sales of the Company's mature products which were partially offset by increases in sales of new products, the Network Exchange product line. As a result, the Company's tangible net worth decreased from $15.7 million at December 31, 1997 to $11.2 million at December 31, 1998. The Company's line of credit agreement requires it to maintain a tangible net worth of at least $13.5 million measured at the end of each month. Since October 31, 1998 the Company has been in violation of this covenant. This covenant violation allows the Company's lending institution to call for collection of the outstanding loan balance. As of April 12, 1999 the lending institution had not exercised this right. On April 12, 1999 the lending institution granted the Company a waiver of the current and past months' covenant violations and waived its right to call the line of credit for these covenant violations. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. Management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the lending institution upon violation of the new covenant. See Note 4.

       The success and the future of the Company is dependent on its ability to generate net income or to increase its net worth by the sale of additional equity. The Company's ability to generate net income is in large part dependent on its success at increasing sales of its new products and/or controlling costs. The Company's plan to increase revenues through sales of its Network Exchange product line is continuing to evolve in order to exploit new marketing channels; however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to replace the decline in mature product sales and there can be no assurances that the Company will be able to adequately increase new product sales in the future.

       For the years ended December 31, 1998 and 1997, the Company's operating activities used approximately $2.1 million and $1.7 million of cash, respectively. The cash used by operations was primarily due to continued net losses from operations. The success of the Company is also dependent on its ability to generate adequate cash for operations and capital needs. At December 31, 1998, the Company had approximately $2.5 million in cash and cash equivalents with approximately $2.2 million outstanding of the $2.4 million available under the line of credit agreement. The Company is relying on future sales and the collection of the related accounts receivable to meet its cash obligations. The Company may be unable to meet these obligations as they become due and may be required to curtail its operations. If the Company is required to curtail its operations there can be no assurances that the carrying value of the Company's assets will be fully realized.

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       The Company may have to generate additional equity or cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although the Company believes it has the ability to generate additional equity and cash through sales, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional equity and adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole or in part.

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

       SHORT TERM INVESTMENTS

       Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that are classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a component of stockholders' equity. For the years ended December 31, 1998 there was no unrealized holding gain/loss as the Company did not have any short-term investments. For the year ended December 31, 1997 the Company had a short term investment gain of $7,000 and for the year ended December 31, 1996 there was a short term investment loss of approximately $49,000.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the balance sheet approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the line of credit agreement.

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       INVENTORIES

       Inventories are valued at the lower of cost or market, using the first-in, first-out ("FIFO") method

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

       Manufacturing and test equipment................  3-5 years
       Office furniture and equipment..................  5 years
       Purchased software..............................  3 years
       Leasehold improvements..........................  shorter of useful life or remaining lease term


       GOODWILL

       Goodwill represents the excess purchase price of net assets acquired and is amortized over a seven-year period.

       REVENUE RECOGNITION

       The Company receives revenue both from sales of products and from service contracts. In most cases, revenue from product sales is recognized upon shipment. Revenue from service contracts is recognized ratably over the period covered by the contract. Product sales accounted for 69% of total revenues in 1998, 68% of total revenues in 1997, and 74% of total revenues in 1996.

       Revenues on long-term contracts are generally recognized under the percentage of completion method of accounting based upon the ratio of the costs incurred to total estimated costs. Estimates to complete are revised periodically based on changes in facts. Any losses on contracts are recognized in the period when the loss is estimated.

       WARRANTY

       The Company generally warrants its products for periods ranging from 90 days to one year and sells an optional, annually renewable, maintenance contract with most networks. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

       FOREIGN EXCHANGE GAIN/LOSS

       Assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity and other comprehensive income/loss on the statement of operations except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future.

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       EARNINGS PER SHARE

       The Company implemented Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," at December 31, 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share. Options to purchase approximately 1,372,000, 1,225,000 and 1,486,000 shares of common stock were excluded from the computation of diluted loss per share in 1998, 1997 and 1996, respectively, and warrants to purchase approximately 140,000 shares of common stock were excluded from the computation of diluted loss per share in 1998, because inclusion of these options and warrants would have an anti-dilutive effect on loss per share. Loss per share has been computed using the weighted-average number of common shares outstanding.

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

       NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company implemented SFAS No. 130 in 1998. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company has adopted SFAS No. 131 at its year-end December 31, 1998

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2.     BALANCE SHEET DETAILS:

       INVENTORIES

                                                                             DECEMBER 31,
                                                                     -------------------------
                                                                      1998             1997
                                                                      ----             ----

          Raw materials...........................................   $    350         $    462
          Work in process.........................................        364              772
          Finished goods..........................................      4,551            6,801
                                                                     --------         --------
               Total inventories..................................   $  5,265         $  8,035
                                                                     ========         ========

       PROPERTY AND EQUIPMENT

                                                                             DECEMBER 31,
                                                                     -------------------------
                                                                      1998             1997
                                                                      ----             ----

          Manufacturing and test equipment........................   $ 14,634         $ 13,512
          Office furniture and equipment..........................      6,667            6,708
          Purchased software......................................      2,995            2,765
                                                                     ---------        --------
               Total property and equipment.......................     24,296           22,985
          Accumulated depreciation and amortization...............    (20,473)         (18,016)
                                                                     ---------        --------
               Net................................................   $  3,823         $  4,969
                                                                     =========        ========

      ACCRUED LIABILITIES

                                                                            DECEMBER 31,
                                                                     -------------------------

                                                                      1998              1997
                                                                      ----              ----

          Deferred revenue .......................................   $      -         $    699
          Payroll and related compensation........................        627            1,207
          Taxes...................................................        758                -
          Other...................................................      1,561            1,392
                                                                     --------         --------
                                                                     $  2,946         $  3,298
                                                                     ========         ========

3.     COMMON STOCK AND STOCK PLANS:

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

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The Company has elected to apply APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation. Had compensation cost for the Company's three stock-based compensation plans been determined based upon the fair value method at the grant dates for award under those plans, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                            YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                    1998             1997             1996
                                                    ----             ----             ----

 Net loss                    As reported         $ (6,517)        $  (8,577)       $ (5,968)
                             Pro forma           $ (7,203)        $ (10,377)       $ (6,807)

 Net loss per share          As reported         $  (0.60)        $   (0.90)       $  (0.63)
                             Pro forma           $  (0.66)        $   (1.08)       $  (0.72)

       The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield; expected volatility of 98 percent, 98 percent, and 70 percent; risk free interest rates approximating 5.5 percent, 5.5 percent, and 5 percent; and an average expected life of approximately 5 years. The per share weighted average fair value of the options on the date of grant for shares issued in 1998, 1997 and 1996 was approximately $2.96, $2.30 and $5.89, respectively. The weighted average remaining contractual life for options outstanding as of December 31, 1998 is
8.5 years.

       1996 STOCK OPTION PLAN

       Under the terms of the Company's 1996 Stock Option Plan, either incentive stock options or nonstatutory options may be granted. Generally, the purchase price of shares subject to any incentive option granted will not be less than the fair market value at the date of grant. Stock options granted expire five to ten years from the grant date and typically vest 20% to 25% per year. Compensation expense recorded for options granted at less than the fair market value at the date of the grant is recognized on a straight-line basis over the performance period. The expense approximated $172,000 in 1996 with no expense in 1997 and 1998. At December 31, 1998 there is no remaining deferred compensation expense related to these grants.

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1996 STOCK OPTION PLAN

            The following table summarizes the option activity under this plan:

                                                                                                        WEIGHTED AVERAGE
                                                                   NUMBER            OPTION PRICE         OPTION PRICE
                                                                  OF SHARES           PER SHARE            PER SHARE
                                                                 ----------         --------------      ----------------

Outstanding, January 1, 1996................................       849,706          $1.680-$17.250           $5.90
         1996:
            Granted.........................................       820,055          $4.250-$9.625            $5.89
            Exercised.......................................       (43,113)         $1.680-$6.250            $5.12
            Canceled........................................      (140,500)         $1.680-$7.875            $5.88
                                                                ----------
Outstanding, December 31, 1996..............................     1,486,148          $1.680-$17.250           $5.92
         1997:
            Granted.........................................       396,940          $1.250-$3.250            $2.30
            Exercised.......................................       (63,077)         $1.680-$6.250            $2.18
            Canceled........................................      (594,786)         $1.680-$7.875            $5.57
                                                                ----------
Outstanding, December 31, 1997..............................     1,225,225          $1.250-$8.690            $2.93
         1998:
            Granted.........................................       659,200          $1.090-$3.130            $2.96
            Exercised.......................................        (3,441)         $3.000-$3.125            $2.85
            Canceled........................................      (508,937)         $1.680-$7.875            $3.65
                                                                ----------
Outstanding, December 31, 1998..............................     1,372,047          $1.250-$8.690            $2.92
                                                                ==========

Exercisable, December 31, 1998..............................       599,418          $1.090-$8.690            $3.19
                                                                ==========

       EMPLOYEE STOCK PURCHASE PLAN

       Under the 1992 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue semi-annual offerings of up to 50,000 shares. The number of shares available for an offering may be increased at the election of the Board of Directors by the number of shares of Common Stock, if any, which were made available but not purchased during an earlier offering. Each offering is six months in length and commences on each July 1 and January 1. Under the terms of the Plan, employees can choose prior to each offering to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-offering or end-of-offering market price. Under the Plan, the Company sold 90,932 shares, 20,067 shares, and 36,556 shares to employees in 1998, 1997, and 1996, respectively.

       DIRECTOR OPTION PLAN

       Under the terms of the Director Option Plan, directors of the Company who are not officers or employees of the Company each receive nonstatutory options to purchase 9,000 shares of Common Stock of the Company. In 1998, 1997, and 1996, independent members of the Board of Directors were granted options to purchase a total of 9,000, 9,000, and 27,000, respectively, of common stock at $2.75, $2.19, and $4.69 per share, respectively, under the Director Option Plan

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       PRIVATE PLACEMENT

       In April 1998, the Company completed a private placement by issuing and selling 1,750,000 shares of common stock at a price of $1.25 per share and by issuing warrants to purchase an additional 140,000 shares of common stock at an exercise price of $1.75 per share. In connection with the private placement, the Company received net proceeds of approximately $2.1 million. The shares issued in the private placement and issuable upon exercise of the warrants were registered for resale pursuant to a registration statement declared effective by the Securities and Exchange Commission on June 12, 1998. The fair value of the warrants, $257,000, was estimated on the date of grant using the Black-Scholes pricing model. The warrants were issued to the underwriter of the private placement and are subject to adjustment under antidilution provisions of the warrant agreement. The offering costs were accounted for as a reduction to additional paid in capital in the accompanying consolidated statements of changes in stockholders' equity.

4.     COMMITMENTS AND CONTINGENCIES:

       LINE OF CREDIT

       In November 1997, the Company negotiated a $3 million line of credit agreement with a lending institution to be used for working capital. This agreement provided for interest at a per annum rate equal to the lender's prime rate plus 2.0%. In August 1998, as a result of concerns about the deterioration of aged international accounts receivable the Company's lending institution eliminated international receivables as qualified accounts receivable for borrowing collateral. The lending institution also increased the interest rate for outstanding loan amounts to prime plus 3 1/2% from prime plus 2%. In October 1998, the lending institution reinstated a sub-line of credit up to an amount of $600,000 for selected foreign accounts receivable.

       The Company's line of credit agreement requires it to maintain a tangible net worth covenant of at least $13.5 million measured at the end of each month. Since October 31, 1998 the Company has been in violation of this covenant. This covenant violation allows the Company's lending institution to call for collection of the outstanding loan balance. As of April 12, 1999 the lending institution had not exercised this right. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. Management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the Company's lending institution upon violation of the new covenant. Concurrent with the April 1999 waiver of default, the lending institution extended the line of credit agreement to May 31, 2001. In connection with the waiver of default and extension of the line of credit agreement, the Company granted the lending institution 50,000 warrants at an exercise price of $2.00 per share.

       Borrowings under the line are based on qualified domestic accounts receivable and are collateralized by the Company's assets. At December 31, 1998, the Company had approximately $2.2 million outstanding of the $2.4 million available under the line of credit agreement. At December 31, 1997, the Company had approximately $1.1 million outstanding of the $2.0 million available under the line of credit.

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

       RESTRUCTURING CHARGE

       In 1997, the Company recorded restructuring expense of approximately $875,000, representing anticipated costs associated with an overall reduction in work force and the discontinuance of its micro.pop product. At December 31, 1998, approximately $100,000 of the accrual remains, and will be used for severance payments in 1999. In 1996, the Company implemented a restructuring plan and recorded a related charge of approximately $900,000, representing anticipated costs associated with the consolidation and relocation of facilities and a 15% reduction in personnel levels. These costs included severance and related expenses for the reduction in work force and amounts for unrecoverable lease obligations associated with the consolidation of the Longmont, Colorado, and Herndon, Virginia, operations facilities into one facility leased in Charlotte, North Carolina.

       LEASES

       The Company has existing lease agreements for office space and equipment expiring through April 2009. The lease for the Company's headquarters facility in Herndon, Virginia, includes annual escalations of a fixed amount during each year of the lease. Additionally, the Company leases approximately 8,600 square feet in Longmont, Colorado, for the purpose of continuing certain product development activities and approximately 8,000 square feet of space from its main outsourcing manufacturer in Charlotte, North Carolina, for its operations facilities. The Company was relieved of its lease commitment for 48,000 square feet of space in Boulder, Colorado, in August 1997. The Company also leases space for sales offices in the US, the UK, Germany, Italy and Hong Kong. The Company recognizes rent expense, net of any sublease revenue, on a straight-line basis. Net rent expense in 1998, 1997, and 1996 was approximately $1,821,000, $1,643,000, and $2,475,000, respectively.

       Through October 1998, the Company subleased approximately 28,000 square feet in Herndon, Virginia. Sublease revenue for 1998, 1997 and 1996 was approximately $371,000, $223,000 and $380,000, respectively, and is presented as a reduction of rent expense in the accompanying consolidated statements of operations.

       Future minimum lease payments for office space and equipment under operating leases are as follows (in thousands):

          YEARS ENDING                                             NET
           DECEMBER 31,                                          PAYMENTS
           ------------                                          --------
               1999......................................          1,536
               2000......................................          1,098
               2001......................................          1,126
               2002......................................          1,169
               2003 and thereafter.......................          7,306
                                                               ----------
               Total                                           $  12,235
                                                               ==========

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       EMPLOYEE BENEFIT PLAN

       The Company has a 401(k) savings plan ("401(k) plan") covering all eligible employees. The Company began contributing to the 401(k) plan effective July 1, 1996. The Company matches employee contributions up to the first 6% of eligible income at a rate of 25%. The matching funds are subject to 20% vesting per year beginning with the employee's first day with the Company; therefore, certain employees were 100% vested in the Company matching contributions on July 1, 1996. In 1998, 1997 and 1996, the company contributed approximately $18,000, $86,000 and $44,000, respectively, to the 401(k) plan.

       LITIGATION

       The company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

5.     SEGMENT INFORMATION:

       For the year ended December 31, 1998, the Company adopted the Statement on Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's two reportable segments are products and services. The Company evaluates the performance of its segments based on gross profit. Under SFAS No. 131, the Company is required to provide enterprise-wide disclosures about revenues by product and service revenues, long-lived assets by geographic area and revenues from major customers.

       REVENUES

       Revenues consisted of the following (in thousands):

                                                                                   YEARS ENDED DECEMBER 31,

            PRODUCT GROUP                                            1998                     1997                   1996
            -------------                                            ----                     ----                   ----
            2200                                              $        8,343         $         3,759          $      1,995
            2500                                                       7,210                   4,492                   375
            S1000                                                      1,076                   1,976                 4,261
            S10                                                        3,357                   9,064                18,437
            Telecom                                                    1,854                   3,183                 7,366
                                                               -------------          --------------          ------------

            Total product revenues                                    21,840                  22,474                32,434
            Service revenues                                           9,642                  10,613                11,201
                                                               -------------          --------------          ------------
            Total revenues                                    $       31,482         $        33,087          $     43,635
                                                               =============          ==============           ===========


       GEOGRAPHIC INFORMATION

       The Company sells its products and services through its foreign affiliates in the United Kingdom, Germany and Italy. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and service revenues was based upon the location of the customer.

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       The Company's product and service revenues for 1998, 1997 and 1996 were generated in the following geographic regions (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                          1998           1997           1996
                                                          ----           ----           ----

United States...................................        $14,933        $12,594        $16,115
Europe, Middle East and Africa..................         13,149         14,753         17,871
Pacific Rim, Latin America and
     South America..............................          3,400          5,740          9,649
                                                        -------        -------        -------

Total...........................................        $31,842        $33,087        $43,635
                                                        =======        =======        =======

       Included in domestic product revenues are sales through systems integrators and distributors to the Federal Government of approximately $486,000, $1,110,000, and $4,384,000 in 1998, 1997, and 1996 respectively.

            The Company's long-lived assets were located as follows:

                                                                        YEARS ENDED DECEMBER 31
                                                                        -----------------------
                                                                      1998                    1997
                                                                      ----                    ----

United States...................................               $      4,055            $      5,367
United Kingdom..................................                        247                     287
Germany.........................................                          -                      66
Italy...........................................                         50                      43
                                                               ------------            ------------
Total long-lived assets.........................               $      4,352            $      5,763
                                                               ============            ============

SIGNIFICANT CUSTOMERS

       Customers that accounted for greater than 10% of total revenues in 1998, 1997, and 1996 are described below (in thousands).

                                                                       YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1998             1997       1996
                                                                   ----             ----       ----
Distributor 1...................................                 $  2,849        $  3,640    $  5,837
Distributor 2...................................                    2,186            *            *

* Revenue accounted for less than 10% of total revenues for the period.

                               NETRIX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.     INCOME TAXES

       The components of income tax expense consist of the following (in thousands):

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------------------
                                                                                         1998             1997            1996
                                                                                         ----             ----            ----
Current provision:
      Federal.................................................................      $ (1,982)         $ (2,105)       $(1,534)
      State...................................................................          (287)             (256)          (185)
      Foreign.................................................................             --                --             66
Deferred (benefit) provision:
      Federal.................................................................             --                --             --
      State...................................................................             --                --             --
      Increase in valuation allowance.........................................          2,269             2,361          1,719
                                                                                     --------         ---------       --------
                                                                                     $     --         $      --       $     66
                                                                                     ========         =========       ========


       The provision for income taxes results in effective rates that differ from the Federal statutory rate as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                  1998               1997              1998
                                                                  ----               ----              ----
      Statutory Federal income tax rate
      Effect of graduated rates......................           (35.0)%             (35.0)            (35.0)%
      State income taxes, net of Federal tax benefit.             1.0                 1.0               1.0
      Losses without current tax benefit.............            (4.3)               (4.3)             (4.3)
      Foreign income taxes...........................            38.3                38.3              38.3
                                                                   --                  --              1.11
      Effective rate.................................        --------            --------           -------
                                                                   --%                 --%              1.1%
                                                             ========            ========           =======

       As of December 31, 1998, the Company had net operating losses of approximately $38.1 million available for carryforward to offset future income for Federal income tax purposes. The Company has additional net operating loss carryforwards of $2.5 million as a result of the 1994 acquisition of Republic Telecom. Due to Internal Revenue Service rules regarding change in ownership, the use of these net operating losses is limited to $229,000 per year.
These carryforwards expire in years 2002 through 2012 as follows:

            2002................................                     1,569,000
            2003................................                    14,317,781
            2004 and thereafter.................                    32,190,219
                                                                  ------------
                                                                   $38,077,000
                                                                  ============

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

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              1998                1997
                                                              ----                ----
Federal regular tax operating
  loss carryforwards............................              $  14,583         $ 13,111
Research and development tax
  credit carryforwards..........................                  2,125            2,048
Other...........................................                  3,639            2,593
                                                              ----------        --------
                                                              $  20,347         $ 17,752
Valuation allowance.............................                (20,347)         (17,752)
                                                              ----------        --------
Deferred tax asset..............................              $       --        $     --
                                                              ==========        ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below are the names, ages, position and business experience of the executive officers and directors of NETRIX .

            NAME AND AGE                                                       OFFICE AND EXPERIENCE
            ------------                                                       ---------------------

Steven T. Francesco, 42.........................      Director.  Mr. Francesco has been a Director and Chairman of the Board since March 1999.  Mr. Francesco is founder and President of Darien
                                                      Corporation, and was founder and former President and COO of SmartServ
                                                      Online, Inc.  From 1989 to 1991, he was Senior Vice President of
                                                      Strategic Planning and Operations for a division of Cantor-Fitzgerald
                                                      Securities.  Mr. Francesco has served as a senior strategic advisor to
                                                      GTE Advanced Network Services, KeyTrade and e-Tel.  Mr. Francesco serves as an advisor to several financial firms, including Vantage Point Venture
                                                      Partners, Acorn Investments, Spear Leeds Kellogg, and Renwick Corporate
                                                      Finance, Inc.  Mr. Francesco has served as a consultant to numerous companies, including AT&T, GTE, Citibank, Chemical Bank, Chase Manhattan Bank, J.J.
                                                      Kenny, ADP, Telerate, and the Chicago Mercantile Exchange.  Mr. Francesco
                                                      founded the Market Technology Group, a computer and technology service company providing financial systems and market data retrieval to the financial services industry.

John M. Faccibene, 53........................         Director.    Mr. Faccibene has been a director of the Company since March
                                                      1999.  Since January 1999, Mr. Faccibene has been Managing Director,
                                                      Americas, for IXnet, a subsidiary of IPC Information Systems, Inc.  From
                                                      1997 to 1998, he was Executive Director of CIBC/Oppenheimer & Co.  From
                                                      1973 to 1998, he was a senior member of the Security Industry Association
                                                      (SIA), and for two years served as Chairman of the SIATechnology
                                                      Management Committee.  For 22 years, Mr. Faccibene has been a senior member of the Wall Street Telecommunications Association (WSTA) Executive Committee, and
                                                      for three years served as President of the WSTA. He has previously served as
                                                      Chairman of the NYNEX Executive Forum, Newbridge Worldwide User Group,
                                                      Ascom/Timeplex User Group, and is a Director of the New York Technical
                                                      College.  Mr. Faccibene also serves as a Director of ADVESTA, a software company, Bridgewater Systems, a software company, and Timestep, a software security company.

William T. Rooker, Jr., 65....................        Director.  Mr. Rooker has been a Director of the Company since July 1994.
                                                      Mr. Rooker retired from IBM Corporation ("IBM") at the end of 1992 after
                                                      37 years of service and has since served as a private consultant.  During his tenure at IBM he held a variety of marketing and executive management positions.  From 1974 to 1990 he was Vice President and General Manager
                                                      of Federal Marketing Programs at IBM, and from 1990 to 1992 he was
                                                      Corporate Director of Government Relations at IBM.

Lynn C. Chapman, 45 ..........................        President, Chief Executive Officer and Director.  Mr. Chapman joined the
                                                      Company in December 1992 and was named Vice President in February 1993.
                                                      During 1996 Mr. Chapman assumed additional responsibility as Vice
                                                      President -- Network Products, and was named President and CEO and a director of the Company in February 1997.  Prior to joining NETRIX, Mr.
                                                      Chapman served in various management positions at Data General
                                                      Corporation from 1989 to November 1992.

Norman F. Welsch, 51...........................       Vice President -- Finance and Administration and Chief Financial
                                                      Officer. Mr Welsch is a CPA and joined the Company in December 1998 after serving as a consultant since June 1998. From 1995 to 1998,
                                                      Mr. Welsch held senior financial roles in various private companies.
                                                      From 1991 to 1995, Mr. Welsch held the position of CFO of the
                                                      Systems Integration Group of Cincinnati Bell, Inc. From 1988 to 1991, Mr.
                                                      Welsch was Treasurer of Systemhouse Federal Systems, Inc., and from 1986 to
                                                      1988, he was Corporate Controller of C3, Inc.  Mr. Welsch serves as a Director of Metron, Inc., a scientific consulting firm.

G. Brent Wilson, 42.............................      Vice President Engineering Services.  Mr. Wilson joined the Company in December 1990 and was named Vice President -- Customer Service in
                                                      January 1996 and Vice President - Engineering Services in April
                                                      1997. While at NETRIX he has also served as Director of Technical
                                                      Services.  Prior to NETRIX, Mr. Wilson served as Manager of
                                                      Communications for the Price Company.

ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation for the last three fiscal years of the Company's Chief Executive Officer and the Company's other most highly compensated executive officers (together, the "Named Executive Officers") for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                                         ANNUAL COMPENSATION               AWARDS
                                                               ---------------------------------------  ------------
            NAME/POSITION                           YEAR       SALARY($)       BONUS($)       OTHER(1)    OPTIONS(#)
-------------------------------------               ----       ---------       --------       --------    ----------
Lynn C. Chapman (2)..................               1996       140,578             --          1,125        75,000
     President and Chief                            1997       156,546         21,750          2,375        29,000
     Executive Officer                              1998       160,000          6,583             --       100,000

G. Brent Wilson...........................          1996       109,701             --             --        25,000
     Vice President, Engineering                    1997       114,815         14,500             --        12,000
     Services                                       1998       126,000          6,583             --        45,000

Karl W. Finkelnburg..............                   1996       219,180             --            750        13,000
     Vice President, Sales                          1997       197,230             --          1,544        13,000
      American Operations                           1998       163,658             --             --        10,000

(1) Represents matching 401(k) plan contributions by the Company.
(2) Mr. Chapman was appointed President and Chief Executive Officer of the Company in February 1997.

       OPTION GRANTS

       The following table summarizes option grants during 1998 to the Named Executive Officers:

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR


                                    PERCENT                                                          POTENTIAL REALIZABLE
                                   OF TOTAL                                                            VALUE AT ASSUMED
                                    OPTIONS                                                            ANNUAL RATES OF
                                  GRANTED TO                   MARKET                              STOCK PRICE APPRECIATION
                       OPTIONS     EMPLOYEES     EXERCISE       PRICE                                FOR OPTION TERM (C)
                       GRANTED     IN FISCAL       PRICE      ($/SHARE)       EXPIRATION    ------------------------------------
          NAME         (#)(A)        YEAR        ($/SHARE)       (B)             DATE         0%($)        5%($)       10%($)
--------------------------------------------------------------------------------------------------------------------------------
Lynn C. Chapman        100,000(D)       15%         $3.13       $3.13        5/07/08          --        197,000        499,000
G. Brent Wilson         45,000(D)        7           2.33        2.33         5/7/08          --         66,000        167,000
Norman F. Welsch        50,000(E)        8           1.88        1.88       12/30/08          --         59,000        150,000
Karl W. Finkelnburg     10,000(D)        2           3.13        3.13        3/12/07          --         20,000         50,000

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

(D) Identified options were granted May 8, 1998, and 20% of the options become exercisable at the end of one year and the balance becomes exercisable in equal monthly installments on the 30th day of each calendar month following the date of grant, with full vesting occurring on the fourth anniversary date.

(E) Identified options were granted December 30, 1998, and 20% of the options become exercisable at the end of one year and the balance becomes exercisable in equal monthly installments on the 30th day of each calendar month following the date of grant, with full vesting occurring on the fifth anniversary date.

       OPTION EXERCISES AND YEAR-END VALUES

       The following table summarizes option exercises during 1998 by the Named Executive Officers and the value of the options held by such persons at the end of 1998:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES


                         SHARES                                      NUMBER OF                     VALUE OF UNEXERCISED
                        ACQUIRED                                UNEXERCISED OPTIONS                IN-THE-MONEY OPTIONS
                           ON               VALUE             AT FISCAL YEAR-END (#)             AT FISCAL YEAR-END ($)(A)
                        EXERCISE          REALIZED         ------------------------------      ------------------------------
          NAME             (#)               ($)           EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------
Lynn C. Chapman             --                --                66,996             74,004         143,539           158,554
G. Brent Wilson             --                --                31,247             36,779          66,947            78,799
Norman F. Welsch            --                --                  --               50,000            --             119,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information, as of March 31, 1999, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company and nominee for Director,
(iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" below and (iv) all Directors and executive officers of the Company as a group:

                                                                                 NUMBER OF SHARES
                                                                                   BENEFICIALLY       PERCENTAGE OF COMMON STOCK
                         BENEFICIAL OWNER                                            OWNED(1)              OUTSTANDING (2)
                         ----------------                                            --------              ---------------
Special Situations Fund III, L.P. (3) ...................................             1,294,200                 11.26
       153 E. 53 St., 51st Floor
       New York, NY 10022

Pioneer Investment Management (4)........................................             1,130,000                  9.8
       60 State Street
       Boston, MA 02109

Pioneering Management Corp. (5)..........................................               917,500                  8.0
       60 State Street, 20th Floor
       Boston, MA 02109

New Enterprise Associates IV, Limited Partnership (6)....................               582,009                  5.1
     1119 St. Paul Street
     Baltimore, MD  21202

Dimensional Fund Advisors, Inc (7).......................................               548,600                  4.8
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA  90401

Kopp Investment Advisors (8).............................................               337,100                  2.9
     7701 France Avenue South, Suite 500
      Edina, MN  55435

Gilder, Gagnon, Howe & Co. (9)...........................................               253,725                  2.2
     1775 Broadway, 26th Floor
     New York, NY 10019

Arthur J. Marks (10).....................................................               803,039                  7.0

Lynn C. Chapman..........................................................               141,000                  1.2

G. Brent Wilson .........................................................               113,026                   *

William T. Rooker, Jr. ..................................................                 9,000                   *

All Directors and executive officers as a group (3 persons)(11)..........               263,026                  2.3

*      Less than 1%

(1) The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after March 15, 1999 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Number of shares deemed outstanding includes 11,490,000 shares outstanding as of March 15, 1998, plus any shares subject to options held by the person or entity in question that are currently exercisable or exercisable within 60 days after March 15, 1998.
(3)    This information is based on a Schedule 13G dated February 12, 1999.
(4)    This information is based on a Schedule 13G dated September 2, 1998
(5)    This information is based on a Schedule 13G dated January 14, 1999.
(6)    This information is based on a Schedule 13G dated February 16, 1999.
(7)    This information is based on a Schedule 13G dated February 9, 1998.
(8)    This information is based on a Schedule 13G dated February 4, 1999.
(9)    This information is based on a Schedule 13G dated September 10, 1998.
(10) Includes 582,009 shares held by New Enterprise Associates IV, Limited Partnership and 200,000 shares held by New Enterprise Associates V, Limited Partnership. Mr. Marks is a general partner of the general partners of New Enterprise Associates IV, LP and New Enterprise Associates V, LAP, respectively. Mr. Marks disclaims beneficial ownership of such shares.
(11)   Includes Lynn C. Chapman, G. Brent Wilson and William T. Rooker, Jr.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.




                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

       (1) FINANCIAL STATEMENTS

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                          PAGE
       ------------------------------------------                                          ----
           Report of Independent Public Accountants                                         16
           Consolidated Statements of Operations                                            17
           Consolidated Balance Sheets                                                      18
           Consolidated Statements of Stockholders' Equity                                  19
           Consolidated Statements of Cash Flows                                            20
           Notes to Consolidated Financial Statements                                       21

       (2) FINANCIAL STATEMENT SCHEDULES


       INDEX TO CONSOLIDATED FINANCIAL STATEMENT SUPPLEMENTAL SCHEDULE                     PAGE
       ---------------------------------------------------------------                     ----
       Report of Independent Public Accountants on Supplemental Schedule........            43
       For the three years in the period ended December 31, 1998:
           Schedule II - Consolidated Valuation and Qualifying Accounts.........            44

       All other Schedules have been omitted because the required information is either shown in the consolidated financial statements or notes thereto or they are not applicable.

       (3) EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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

 10.8    --Loan Agreement dated, November 18, 1997 between the Registrant and Coast Business Credit.

+21      --Subsidiaries of the Registrant.

+23.1    --Consent of Arthur Andersen LLP

---------------------
+ Filed herewith
* This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

(b) REPORTS ON FORM 8-K

       None

                                   SIGNATURES

            PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         NETRIX CORPORATION


Date: April 14, 1999               By:
                                        ---------------------------------------
                                                    LYNN C. CHAPMAN
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER


                    SIGNATURE                                    TITLE                             DATE
                    ---------                                    -----                             ----
                                                      President, Chief Executive              April 14, 1999
     ---------------------------------------             Officer and Director
                 LYNN C. CHAPMAN                     (Principal Executive Officer)



                                                      Vice President-Finance and              April 14, 1999
     ---------------------------------------      Administration and Chief Financial
                NORMAN F. WELSCH                               Officer
                                                     (Principal Financial Officer)



                                                              Controller
     ---------------------------------------        (Principal Accounting Officer)            April 14, 1999
               LESLIE A. TASCOFF


                                                  Chairman of the Board of Directors          April 14, 1999
     ---------------------------------------
              STEVEN T. FRANCESCO

                                                               Director                       April 14, 1999
     ---------------------------------------
               WILLIAM T. ROOKER

                                                               Director                       April 14, 1999
     ---------------------------------------
                JOHN M. FACCIBENE


       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and
Shareholders of Netrix Corporation:

       We have audited in accordance with generally accepted auditing standards, the financial statements of Netrix Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated April 14, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included on page 44 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

Washington, DC,
April 14, 1999

                                                                     SCHEDULE II

                              NETRIX CORPORATION

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS



                                                 BALANCE AT   CHARGED TO                                 BALANCE AT
                                                 BEGINNING    COSTS AND                                    END OF
           DESCRIPTION                           OF PERIOD     EXPENSES        OTHER        DEDUCTIONS     PERIOD
           -----------                          -----------   ----------       -----        ----------   ----------
                                                                           (IN THOUSANDS)
Year Ended December 31, 1996:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable)..................   $1,530           156           (200)*           106        $1,380
Year Ended December 31, 1997:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable)..................   $1,380           150             --              25        $1,505
Year Ended December 31, 1998:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable)..................   $1,505         1,402             --           2,111          $796

*Amounts related to Republic Telcom purchase accounting.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                        DESCRIPTION
-------                                       -----------

  21        --Subsidiaries of the Registrant.

 23.1       --Consent of Arthur Andersen LLP