Form 10-Q
period 1999-03-31
NETRIX CORP
filed 1999-05-17
CIK 889237

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

              (Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                           Yes  [X]   No [ ]

     At April 30, 1999 there were 11,490,000 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                               NETRIX CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 1999

                                      INDEX



PART I -- FINANCIAL INFORMATION                                       PAGE NO.

     ITEM 1 -- FINANCIAL STATEMENTS

       Condensed Consolidated Statements of Operations for the
          three months ended March 31, 1999 and 1998                      2
       Condensed Consolidated Balance Sheets                              3
       Condensed Consolidated Statements of Cash Flows                    4
       Notes to Unaudited Condensed Consolidated Financial Statements     5

     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        13


SIGNATURE                                                                 17



PART I -- FINANCIAL INFORMATION

         Item 1.   Financial Statements

                               NETRIX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                  1999             1998
                                                                                  ----             ----

Revenues:
     Product.........................................................           $   5,429       $    4,995
     Service.........................................................               1,887            2,246
                                                                                ---------       ----------
           Total revenues............................................              7,316             7,241
                                                                                --------        ----------
Cost of revenues:
     Product.........................................................              2,667             2,109
     Service.........................................................              1,452             1,414
                                                                                --------        ----------
           Total cost of revenues....................................              4,119             3,523
                                                                                --------        ----------
Gross profit.........................................................              3,197             3,718
Operating Expenses:
     Sales and marketing.............................................              1,625             2,049
     Research and development........................................              1,646             1,568
     General and administrative......................................              1,098             1,094
                                                                                --------        ----------

Loss from operations.................................................             (1,172)             (993)
Interest and other income, net.......................................               (140)              (12)
Foreign currency exchange gain (loss)................................                 --                53
                                                                                --------        ----------
Loss before income taxes.............................................             (1,312)             (952)
Provision for income taxes...........................................                 --                --
                                                                                ----------      ----------
Net loss.............................................................             (1,312)             (952)
Other comprehensive income (losses), net of income tax:..............                (28)              (71)
                                                                                -----------     -----------
Comprehensive loss...................................................           $ (1,350)        $  (1,023)
                                                                                ===========     ===========

Basic and diluted net loss per share.................................           $  (0.11)         $  (0.10)
Weighted average number of shares outstanding........................             11,451            9, 643


                  See notes to unaudited condensed consolidated financial statements.



                               NETRIX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               MARCH 31,                       DECEMBER 31,
                                    ASSETS                                       1999                             1998
                                    ------                                     ---------                       -----------
                                                                             (UNAUDITED)

Current assets:
         Cash and cash equivalents.....................................          $   157                      $   2,488
         Accounts receivable, net of allowance for doubtful
           accounts of $816 and $796, respectively.....................            7,685                          7,499
         Inventories...................................................            4,850                          5,265
         Other current assets..........................................              477                            472
                                                                              ----------                     ----------
                        Total current assets...........................           13,169                         15,724
Property and equipment, net of accumulated
         depreciation of $20,841 and $20,473,
         respectively..................................................            3,668                          3,823
Deposits and other assets..............................................              235                            165
Goodwill, net of accumulated amortization of $1,778
         and $1,712, respectively......................................              463                            529
                                                                              ----------                      ---------
                                                                              $   17,535                       $ 20,241
                                                                              ==========                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
         Line of credit................................................          $  939                      $   2,167
         Accounts payable..............................................           2,729                          3,011
         Accrued liabilities...........................................           2,992                          2,946
                                                                             -----------                    -----------
                       Total liabilities                                          6,660                          8,124
                                                                             -----------                    -----------

Stockholders' equity:
         Preferred stock, $0.05 par value; 1,000,000 shares
              authorized; none issued and outstanding..................            --                             --
         Common stock, $0.05 par value; 15,000,000
               shares authorized; 11,490,000 and 11,490,000
               shares issued and outstanding, respectively.............              575                            575
         Warrants                                                                    354                            257
         Additional paid-in capital....................................           57,679                         57,679
         Accumulated other comprehensive income........................             (148)                          (120)
         Accumulated deficit...........................................          (47,585)                       (46,274)
                                                                             -----------                    -----------
         Total stockholders' equity....................................           10,875                         12,117
                                                                             -----------                    -----------
                                                                             $    17,535                    $    20,241
                                                                             ===========                    ===========


       See notes to unaudited condensed consolidated financial statements.



                               NETRIX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------------------
                                                                                        1999                        1998
                                                                                ---------------                  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..........................................................      $    (1,312)                       $  (952)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization.................................              434                            601
         Non cash interest expense.....................................               97                             --
         Changes in assets and liabilities -
              Accounts receivable......................................             (186)                          (907)
              Inventories..............................................              415                           (228)
              Other current assets.....................................               (5)                           362
              Deposits and other assets................................              (70)                           204
              Accounts payable.........................................             (282)                           273
              Other liabilities........................................               --                            (73)
              Accrued liabilities......................................               46                           (527)
                                                                                ---------                       --------
              Net cash used in operating activities....................             (863)                        (1,247)
                                                                                ---------                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment...........................             (212)                          (334)
         Purchases of short-term investments...........................               --                             --
         Sales of short-term investments...............................               --                             --
                                                                                ---------                       --------
              Net cash (used in) provided by investing activities......             (212)                          (334)
                                                                                ---------                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from (payments on) line of credit....................           (1,228)                           586
         Proceeds from exercise of stock options.......................             --                               --
         Proceeds from employee stock purchase plan....................             --                               45
         Payments on long-term debt....................................             --                               --
                                                                                --------                         --------
             Net cash provided by (used in) financing activities.......           (1,228)                           631
                                                                                ---------                        --------
Effect of foreign currency exchange rate changes on
         cash and cash equivalents.....................................              (28)                           (40)
Net decrease in cash and cash equivalents..............................           (2,331)                          (990)
Cash and cash equivalents, beginning of period.........................            2,488                          2,758
                                                                                --------                         --------
Cash and cash equivalents, end of period...............................         $    157                         $1.768
                                                                                ========                         =========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest......................       $      140                         $   45
         Cash paid during the period for income taxes..................               --                             --


       See notes to unaudited condensed consolidated financial statements.


                               NETRIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION:

         Netrix Corporation ("Netrix" or the "Company") is a worldwide provider of voice and data networking products. Netrix develops, manufactures, markets, and supports networking equipment for voice, data, and image networks. Netrix products are designed to transport voice over data networks to enable its customers to realize significant cost savings. Netrix was incorporated in 1985. The Company conducts operations in the United Kingdom and Hong Kong through its wholly owned subsidiary, Netrix International Corporation (a Delaware corporation), and in Germany and Italy through its wholly owned subsidiaries Netrix GmbH and Netrix S.r.l., respectively. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

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

         RISKS AND OTHER IMPORTANT FACTORS

         For the three months ended March 31, 1999 and 1998, the Company experienced equivalent revenues, and net losses of approximately $1.3 million and $1.0 million, respectively. As a result, the Company's tangible net worth decreased from approximately $11.2 million at December 31, 1998 to approximately $10.0 million at March 31, 1999. The Company's initial line of credit agreement required it to maintain a tangible net worth of at least $13.5 million measured at the end of each month. Since October 31, 1998 the Company has been in violation of this covenant. This covenant violation allows the Company's lending institution to call for collection of the outstanding loan balance. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis effective January 1, 1999, and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. As of March 31, 1999, the Company was in compliance with the new covenant, and management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the lending institution upon violation of the new covenant.

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

however, due to market conditions, competitive pressures, and other factors beyond its control, the Company has been unable to achieve sufficient incremental growth in new product sales to generate net income and there can be no assurances that the Company will be able to adequately increase new product sales and generate net income in the future.

         The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success at increasing sales of its products. The Company's plan is to increase revenues through sales of its Network Exchange product line; however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional cash through the sale of assets, including technologies or the sale of debt or equity securities. Although the Company believes it has the ability to generate additional cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate adequate cash, there could be a material and adverse effect on the business and financial condition of the Company. The Company has implemented cost control measures and is continually evaluating expense levels to mitigate its liquidity risk.

         For the three months ended March 31, 1999 and 1998, the Company's operating activities used approximately $863,000 and $1.2 million of cash, respectively. The cash used by operations was primarily due to continued net losses from operations. The success of the Company is also dependent on its ability to generate adequate cash for operations and capital needs. At March 31, 1999, the Company had approximately $157,000 in cash and cash equivalents with approximately $939,000 outstanding of the $2.1 million available under the line of credit agreement. The Company is relying on future sales and the collection of the related accounts receivable to meet its cash obligations. The Company may be unable to meet these obligations as they become due and may be required to curtail its operations. If the Company is required to curtail its operations there can be no assurances that the carrying value of the Company's assets will be fully realized.

         The Company may have to generate additional equity or cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although the Company believes it has the ability to generate additional equity and cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional equity and adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole or in part.

         Future operating results may be affected by a number of other factors including the timing of new products in the market place, competitive pricing pressures and economic conditions. As the market for the Company's products is characterized by rapidly changing technology, the development, introduction and evolution of competitive products may require a significant investment of financial resources. Additionally, the Company relies on reseller channels which are not under its control for a significant portion of its revenues, particularly in its international regions. Also, while the Company has generally been able to obtain adequate supplies of components to date, the interruption or termination of the Company's current manufacturing relationships could have an adverse effect on the Company's operating results.

2.    NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company implemented SFAS No. 130 in the first quarter of 1998, and it did not have a material impact on the financial statements. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company adopted SFAS No. 131 for the year ended December 31, 1998.

3.    CASH EQUIVALENTS:

         Cash equivalents are primarily bank deposits, commercial paper, and government agency securities with original maturities of three months or less. These investments are carried at cost which approximates market value.

4.    INVENTORIES:

         Inventories consisted of the following (in thousands):


                                                                            March 31, 1999      December 31, 1998
                                                                            --------------      -----------------

                  Raw materials........................................    $     308              $     350
                  Work in process......................................          429                    364
                  Finished goods.......................................        4,113                  4,551
                                                                           ---------              ---------

                  Total inventories....................................     $  4,850               $  5,265
                                                                            ========               ========


5.    COMMITMENTS AND CONTINGENCIES:

             LINE OF CREDIT

         In November 1997, the Company negotiated a $3.0 million line of credit agreement with a lending institution to be used for working capital. This agreement provided for interest at a per annum rate equal to the lender's prime rate plus 2%. In August 1998, as a result of concerns about the deterioration of aged international accounts receivable, the Company's lending institution eliminated international receivables as qualified accounts receivable for borrowing collateral. The lending institution also increased the interest rate for outstanding loan amounts to prime plus 3 1/2% from prime plus 2%. In October 1998, the lending institution reinstated a sub-line of credit up to an amount of $600,000 for selected foreign accounts receivable.

         The Company's initial line of credit agreement required it to maintain a tangible net worth covenant of at least $13.5 million measured at the end of each month. Since October 31, 1998 the Company has been in violation of this covenant. This covenant violation allows the Company's lending institution to call for collection of the outstanding loan balance. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis effective January 1, 1999, and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. At March 31, 1999, the Company was in compliance with the new covenant, and management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the Company's lending institution upon violation of the new covenant. Concurrent with the April 1999 waiver of default, the lending institution extended the line of credit agreement to May 31, 2001. In connection with the waiver of default and extension of the line of credit agreement, the Company granted the lending institution 50,000 warrants at an exercise price of $2.00 per share. During the quarter ended March 31, 1999, the Company recognized additional interest charges of $97,000 in relation to these warrants, which were granted below market value.

         Borrowings under the line are based on qualified domestic accounts receivable and are collateralized by the Company's assets. At March 31, 1999, the Company had approximately $939,000 outstanding of the approximately $2.1 million available under the line of credit agreement. At December 31, 1998, the Company had approximately $2.2 million outstanding of the approximately $2.4 million available under the line of credit.

6.   SEGMENT INFORMATION:

         For the year ended December 31, 1998, the Company adopted the Statement on Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's two reportable segments are products and services. The Company evaluates the performance of its segments based on gross profit. Under SFAS No. 131, the Company is required to provide enterprise-wide disclosures about revenues by segment, long-lived assets by geographic area and revenues from major customers.

         REVENUES

         Revenues consisted of the following (in thousands):

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
         PRODUCT GROUP                               1999          1998
         -------------                               ----          ----
         2200                                     $ 2,925          $ 1,163
         2500                                       1,521            1,026
         S1000                                        439              934
         S10                                          364            1,507
         Telecom                                      180              365
                                                  ---------        --------

         Total product revenues                     5,429             4,995
         Service revenues                           1,887             2,246
                                                  ---------        ---------
         Total revenues                           $ 7,316          $  7,241
                                                  =========        ==========

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

         The Company's product and service revenues for 1999, 1998 and 1997 were generated in the following geographic regions (in thousands):

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                  1999              1998
                                                  ----              ----

United States.......................           $  3,582          $  2,823
Europe, Middle East and Africa......              2,579             3,344
Pacific Rim, Latin America and .....
     South America..................              1,155             1.074
                                               ---------         ---------

Total...............................           $  7,316           $  7,241
                                               =========         =========

         Included in domestic product revenues are sales through systems integrators and distributors to the Federal Government of approximately $486,000 and $1,110,000 in 1999 and 1998, respectively.

The Company's long-lived assets were located as follows:

                                                 THREE MONTHS ENDED MARCH 31
                                                  --------------------------
                                                  1999              1998
                                                  ----              ----

United States.......................           $  4,083          $ 5,496
United Kingdom......................                226               48
Germany.............................                  -              282
Italy...............................                 43               57
                                               ----------        ---------
Total long-lived assets.............           $  4,352          $ 5,583
                                               ==========        =========

SIGNIFICANT CUSTOMERS

         Customers that accounted for greater than 10% of total revenues in 1999 and 1998 are described below (in thousands).

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                  1999              1998
                                                  ----              ----
Distributor 1.......................
     Product........................               956                 *
     Service........................                 *                 *
                                               --------             -------
Subtotal............................                956                *

Distributor 2.......................
     Product........................                  *                761
     Service........................                  *                129
                                               ---------            --------
 Subtotal...........................                  *                889
                                               ---------            --------

Total...............................                956                889
                                               =========            ========

* Revenue accounted for less than 10% of total revenues for the period.

REVENUES:

         The Company's product revenues were generated in the following geographic regions:


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  1999               1998
                                                                              ----------         ---------

                  Domestic.............................................         $  2,656          $  1,763
                  Europe, Middle East and Africa.......................            1,768             2,512
                  Pacific Rim, Latin America and
                       South America...................................            1,005               720
                                                                               ---------        ----------

                  Total................................................         $  5,429          $  4,995
                                                                                ========          ========


         The Company's service revenues were generated in the following geographic regions:


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  1999               1998
                                                                              ----------         ---------

                  Domestic.............................................        $     871          $  1,159
                  Europe, Middle East and Africa.......................              867               678
                  Pacific Rim, Latin America and
                       South America...................................              149               409
                                                                                 -------        ----------

                  Total................................................         $  1,887          $  2,246
                                                                                ========          ========


         The Company's total revenues were generated in the following geographic regions:


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                  1999               1998
                                                                               ----------         ---------

                  Domestic.............................................        $   3,538          $  2,923
                  Europe, Middle East and Africa.......................            2,583             3,134
                  Pacific Rim, Latin America and
                       South America...................................            1,194             1,183
                                                                               ---------         ---------

                  Total................................................         $  7,316          $  7,241
                                                                                ========          ========


7.    RESTRUCTURING CHARGE:

         In March 1997, the Company recorded a restructuring charge of approximately $1,350,000 before income taxes, which was reduced in May 1997 to a net restructuring charge of 875,000. The net charge included anticipated costs associated with an overall reduction in work force and the discontinuance of the Company's micro.pop product. At March 31, 1999 there was approximately $100,000 remaining of the restructuring reserve. No restructuring charges were incurred during the three months ended March 31, 1999.

8.     FOREIGN CURRENCY EXCHANGE GAIN:

         Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. The Company had no foreign exchange gains for the first quarter of 1999, and had a net translation gain of approximately $53,000 for the first quarter of 1998.

9.    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods; however, for the three months ended March 31, 1999 and 1998, the effect of common stock equivalents has not been considered as they would have been antidilutive.


10.        SUBSEQUENT EVENTS

         On May 13,1999 the Company completed a private placement by selling approximately 290,909 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share. Each share of preferred stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative from May 13, 1999, and are payable semi-annually, in arrears, on April 30 and October 31 of each year, commencing October 31, 1999. Dividends are payable in cash or shares of Common Stock, at the Company's election. The Preferred Stock is convertible at any time prior to redemption, at the option of the holder, into Common Stock at a conversion rate equal to five shares of Common Stock for each share of Preferred Stock, subject to adjustment in certain circumstances. The Preferred Stock is redeemable at the option of the Company at any time after the closing bid price for the Common Stock on the NASDAQ Stock Market has equaled or exceeded $6.00 for 10 consecutive trading days. The redemption price is $17.50 per share plus accrued but unpaid dividends to the date of repurchase.

         In connection with the private placement, the Company received net proceeds of approximately $4.0 million to be used to fund operations, severance and other restructuring activities, and marketing and sales initiatives. Within 30 days after the final closing of the offering, the Company is to file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the Common Stock underlying the Preferred Stock. The Company is to undertake all reasonable efforts to cause the registration statement to be declared effective by the SEC within 90 days after filing.

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

RESULTS OF OPERATIONS

         RECENT DEVELOPMENTS. The Company announced on April 7, 1999 that it will integrate support for the iNOW! (interoperability NOW!) Profile into its family of Internet telephony gateways. The iNOW Profile was developed by Lucent, VocalTec and ITXC. The Profile is designed to facilitate interoperability between gateways from different vendors and gatekeepers from different vendors. Service providers, including next-generation telephony providers, CLECs, ISPs, and ITSPs, are looking for ways to differentiate their services beyond offering units of bandwidth or transport. Interoperability initiatives such as iNOW! will enable competitive service providers to build infrastructures based on media gateways like NETRIX's to provision next generation services. Those services, based on a mixture of voice, fax and data, will be able to interoperate with next generation central office equipment.

         The company announced on April 21, 1999 the appointment of two senior telecommunications executives to its board of directors. The additions of Douglas J. Mello and Richard Yalen, formerly of The Bell Atlantic Corporation (NYSE: BEL) and Cable and Wireless, USA (NYSE: CWP), respectively, expands the NETRIX board from 4 to 6 members. The appointments reflect a recruitment strategy adopted by the Company's new Chairman, Steven T. Francesco, to attract to the Board of Directors senior executives with significant telecommunications industry experience and contacts. Both Mello and Yalen have led telecommunications service providers that are deploying voice and data networks based on ATM, frame relay and voice over Internet protocol.

         The board also formed two new oversight committees. Board members Richard Yalen and William T. Rooker, Jr. will head the audit committee, and John Faccibene and Douglas Mello will direct the company's compensation committee.

         The Company announced on April 26, 1999 that its newly elected Board of Directors is overseeing an immediate operational restructuring as part of an overall plan to return to profitability. The effort is focusing on a reduction of fixed costs, outsourcing non-critical manufacturing and services, and an accelerated phase-out of older/low margin products. In addition, NETRIX is aggressively expanding its direct sales force and focusing on service providers such as ISP's, CLEC's and telecommunication carriers.

         In connection with the operational restructuring, the Company has implemented a reduction-in-force that, when combined with previous actions, has reduced headcount approximately 25% across all functional areas since the beginning of 1999. The plan includes additional cost reduction measures, further consolidation of domestic and international operations, initiatives to outsource various operational activities, and an aggressive campaign to further penetrate target markets and grow revenue. This austerity program will shift a substantial portion of overhead from a fixed to a variable cost basis. The Company has already finalized an office space renewal, projected to lower cash expenses by approximately $3.0 million over the next ten years. In addition, a 20% reduction in corporate business insurance premiums has been negotiated.

         The Company announced on May 11, 1999, that Stephen T. Francesco, Chairman, was appointed CEO, and that Lynn C. Chapman will maintain his position as President and assume the role of COO.

         On May 13,1999 the Company completed a private placement by selling approximately 290,909 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share. In connection with the private placement, the Company received net proceeds of approximately $4.0 million to be used to fund operations, severance and other restructuring activities, and marketing and sales initiatives.

         BACKGROUND. The results for first quarter of 1999 reflect an overall increase in the revenues and expenses of the Company from the comparable period in 1998. During the first quarter of 1999, Netrix continued to experience a decline in revenues in the product line it acquired from Republic Telcom and an increase in its new products, the 2210, which combines the Republic technology with NETRIX switching capability, and the 2550, NETRIX enhanced switching platform.

         REVENUES. For the three months ended March 31, 1999, total revenues were approximately $7.3 million, an increase of approximately $75,000, or 1%, over revenues of approximately $7.2 million for the three months ended March 31, 1998. The net increase in revenues was due primarily to an increase in product revenues of approximately $434,000, or 9%, to $5.4 million, up from approximately $5.0 million in the year earlier quarter, which was partially offset by a decrease of approximately $359,000 in service revenues, or 16%, to approximately $1.9 million, down from approximately $2.2 million in the year earlier period. The increase in product revenues is the result of higher revenues from the 2210 and 2550 series products, which was partially offset by a decrease in revenues from older products. The decrease in service revenues is the result of cancellations and non-renewals of maintenance contracts by various customers using legacy equipment.

         GROSS PROFIT. Gross profit decreased by approximately $521,000, or 14%, to approximately $3.2 million for the most recent quarter, down from approximately $3.7 million for the first quarter of 1998. As a percentage of revenues, gross profit was approximately 44% and 51% for the quarters ended March 31, 1999 and 1998, respectively, an overall decrease of approximately 7%. Product gross profit decreased from approximately 58% in the first quarter of 1998 to 51% in the first quarter of 1999. This decrease was the combined result a greater proportion of sales made through distributors which generally have higher discounts than direct retail sales, a lower-margin product mix of shipments, and higher manufacturing overhead applied to inventory cost of sales. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range. The gross profit for service revenues decreased from 37% in the first quarter of 1998 to 23% in the first quarter of 1999. The decrease in service gross profit is a result of decreased service revenues with equivalent service costs.

         SALES AND MARKETING. Sales and marketing expenses decreased by approximately $424,000, or 21%, to approximately $1.6 million for the first quarter of 1999, down from approximately $2.0 million for the first quarter of 1998. The decrease is primarily attributable to a decrease in personnel and facility-related costs of approximately $175,000, reduced travel and entertainment costs of approximately $138,000, lower marketing materials costs of approximately $46,000, and a decrease in outside services of approximately $63,000. Overall sales and marketing expenses are lower due to a combination of staff reductions in international and domestic operations and controlled spending.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $77,000, or 5%, to approximately $1.6 million for the three months ended March 31, 1999, up from approximately $1.5 million from the year earlier quarter. As a percentage of revenues, quarter over quarter R&D expenses were unchanged at 22%. The increase in R&D expenses is due primarily to an increase in personnel costs of approximately $125,000, which were partially offset by a decrease in outside services of approximately $36,000. All of the Company's research and development costs were charged to operations as incurred during the periods reported.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by approximately $5,000 to approximately $1.1million for the most recent quarter, which was equivalent to the year earlier period. The nominal increase was the result of various minor variations in several expense categories.

         INTEREST AND OTHER INCOME, NET. The Company had net interest expenses of approximately $140,000 in the first quarter of 1999 compared to approximately $12,000 in the same period in 1998. The increase in net interest expense is the combined result of a $97,000 accrual for the net cost of warrants to be issued at below-market value to the Company's lending institution, higher debt levels maintained under the line of credit, and lower interest income of approximately $18,000 due to lower available funds invested during the first quarter of 1999.

         FOREIGN EXCHANGE GAIN. The Company had no foreign exchange gains for the first quarter of 1999, and had a net translation gain of approximately $53,000 for the first quarter of 1998.

         NET LOSS. For the first quarter of 1999, the Company had a net loss of approximately $1.3 million, an increase of approximately $377,000 over a loss of approximately $952.000 in the same period of 1998, due to all of the above factors.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had approximately $157,000 of cash and cash equivalents and net working capital of $6.5 million, compared to approximately $2.5 million of cash and cash equivalents and net working capital of $7.6 million at December 31, 1998. For the three months ended March 31, 1999 and 1998, total cash used by the Company was approximately $2.3 million and $1.0 million, respectively. In the first quarter of 1999, cash used in operating activities was approximately $864,000, or approximately $344,000 less than approximately $1.2 million used in operating activities in the year earlier period. This decrease in cash used in operating activities during the current quarter was primarily the result of a combination of higher net losses in the current quarter of approximately $360,000, which were partially offset by improvements in working capital of approximately $705,000 which was principally the result of a comparative decrease in accounts receivable and decrease in inventory, when compared to the activity of the year earlier quarter. In the first quarter of 1999, cash flow was reduced by net payments on the line of credit of approximately $1.2 million. In the first quarter of 1998, the cash used by operations was primarily due to the negative cash flow from operations, the increase in accounts receivable and the decrease in accrued liabilities over the December 31, 1997 balances, which was offset by an increase in proceeds from the line of credit by approximately $586,000.

         Inventory levels at March 31, 1999 were $415,000 lower than at December 31, 1998 and were $3.4 million lower than at March 31, 1998. This reduction is the result of efforts that began during the second half of 1998 to bring inventories in line with current sales volume, combined with the expected phase out of older products.

         Capital acquisitions during the first quarter of 1999 were $212,000 compared to $334,000 in the first quarter of 1998. These acquisitions were primarily equipment used for research and development purposes and computer and test equipment.

         In November 1997, the Company negotiated a $3 million line of credit agreement with a lending institution to be used for working capital. This agreement provided for interest at a per annum rate equal to the lender's prime rate plus 2%. In August 1998, as a result of concerns about the deterioration of aged international accounts receivable, the Company's lending institution eliminated international receivables as qualified accounts receivable for borrowing collateral. The lending institution also increased the interest rate for outstanding loan amounts to prime plus 3 1/2% from prime plus 2%. In October 1998, the lending institution reinstated a sub-line of credit up to an amount of $600,000 for selected foreign accounts receivable. Borrowings under the line are based on qualified domestic accounts receivable and are collateralized by the Company's assets. At March 31, 1999, the Company had approximately $ 2.1 million of total eligible borrowing availability and approximately $939,000 outstanding under the line of credit. At December 31, 1998, the Company had approximately $2.4 million of eligible borrowing availability and approximately $2.2 million outstanding under the line of credit. As of March 31, 1999, the Company's domestic accounts receivable have generated adequate borrowing for operations, and the Company has not had to use the foreign sub-line of credit.

         For the three months ended March 31, 1999 and 1998, the Company experienced equivalent revenues, and net losses of approximately $1.3 million and $1.0 million, respectively. As a result, the Company's tangible net worth decreased from $11.2 million at December 31, 1998 to $10.0 million at March 31, 1999. The line of credit agreement negotiated in November 1997 required the Company to maintain a tangible net worth of at least $13.5 million measured at the end of each month. Since October 31, 1998 the Company has been in violation of this covenant. This covenant violation allows the Company's lending institution to call for collection of the outstanding loan balance. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. Concurrent with the April 1999 waiver of default, the lending institution extended the line of credit agreement to May 31, 2001. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis effective January 1, 1999, and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. As of March 31, 1999, the Company was in compliance with the new covenant, and management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the lending institution upon violation of the new covenant.

         The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales of its products. The Company's plan is to increase revenues through sales of its Network Exchange product line; however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional cash through the sale of assets including technologies or the sale of debt or equity securities. Although the Company believes it has the ability to generate additional cash through such sales, such sales may be dilative and there can be no assurances that adequate funds will be available or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate adequate cash, there could be a material and adverse effect on the business and financial condition of the Company. The Company has implemented cost control measures and is continually evaluating expense levels to mitigate its liquidity risk.

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


                                   NETRIX CORPORATION


Date:   May 14, 1999               By:/s/ Lynn C. Chapman
                                      ------------------------------------------
                                           LYNN C. CHAPMAN
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER