Form 10-K/A
period 1998-12-31
NETRIX CORP
filed 1999-06-18
CIK 889237

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A
       (MARK ONE)
          |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-50464

                              ---------------------

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

                             ---------------------

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

                                                                   HIGH              LOW
                1997
                First Quarter................................      $ 6-3/8            $ 2-5/8
                Second Quarter...............................      $ 2-7/8            $ 1-1/2
                Third Quarter................................      $ 2-5/8            $ 1-13/16
                Fourth Quarter...............................      $ 2-9/16           $ 2-1/32


                1998
                First Quarter................................      $ 2-1/8            $ 1-1/16
                Second Quarter...............................      $ 3-3/8            $ 2-1/16
                Third Quarter................................      $ 3-1/4            $ 1-3/32
                Fourth Quarter...............................      $ 2-25/32          $ 1-1/16



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

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------
                                             1994          1995           1996              1997              1998
                                             ----          ----           ----              ----              ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of operations data:
     Total revenues                        $53,021       $48,891        $ 43,635         $ 33,087          $ 31,482
     Gross profit.......................    27,557        25,225          21,572           14,647            15,388
     Loss from operations...............      (980)       (4,500)         (6,305)          (8,773)           (6,488)
     Net loss...........................      (579)       (3,795)         (5,968)          (8,577)           (6,517)
     Basic and diluted loss per share...     (0.06)        (0.40)          (0.63)           (0.89)            (0.60)

Balance sheet data (end of period):
     Working capital....................    25,055        21,790          17,782           10,271             7,600
     Total assets.......................    45,343        41,985          34,493           24,024            20,241
     Total long-term liabilities........       843           943             614               97                --
     Stockholders' equity...............    33,632        30,396          24,847           16,480            12,117


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

         In both March of 1996 and April of 1997, the Company implemented a restructuring of operations to reduce and economize its work force in response to declining revenues and the discontinuance of its micro.pop product. The restructuring resulted in an overall reduction of personnel and related compensation and other associated operating costs of the Company for these years. The 1996 restructuring charges of $.9 million resulted from approximately $.5 million of accrued severance and outplacement costs associated with a reduction-in-force of approximately 41 employees across all functional areas of the Company, and approximately $.4 million of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. The reduction-in-force occurred over approximately a one-year period and severance payments were made in a lump sum in April and June 1996, and February 1997. As a result of the 1996 restructuring, estimated cost savings of approximately $2.5 million annually has been realized. The 1997 restructuring charges of $.9 million resulted from approximately $.4 million of accrued severance and outplacement costs associated with a reduction-in-force of approximately 37 employees across all functional areas of the Company, approximately $.4 million of fixed-asset write-offs and facility relocation charges for unrecoverable lease obligations associated with the consolidation of the Longmont, Colorado, and Herndon, Virginia, operations facilities into one facility leased in Charlotte, North Carolina, and other associated costs of approximately $.1 million. Severance payments were made in April 1997. As a result of the 1997 restructuring, estimated cost savings of approximately $2.5 million annually has been realized.

         REVENUES. Total revenues decreased $1.6 million or 5% from 1997 to 1998 and $10.5 million or 24% from 1996 to 1997. Product revenues in 1998 of $21.8 million decreased 3% from 1997 product revenues of $22.5 million, which decreased $10.0 million or 31% from product revenues in 1996 of $32.4 million. The decreased sales for both 1996 and 1997 were most prominent in the United States which saw a decrease in product revenues of $3.7 million or 32% from 1996 to 1997. The International sales regions also experienced decreased sales to a lesser extent from 1996 to 1997. The mix of products sold contributed significantly to the decrease in revenues in 1998 and 1997. The Telecom products acquired in the Republic Telcom acquisition saw a steady decrease of 57% from 1996 to 1997, and 42% from 1997 to 1998. The NETRIX Exchange products, some of which still incorporate the Republic technology, utilize more current technology and have been developed through significant investments in R&D. The NETRIX Exchange products generated a revenue increase of 248% and 88% respectively, over the same periods. This trend of declining sales of older Telcom products and increasing sales of NETRIX Exchange products is the result of technological advances that offer improved performance and greater functionality in the current generation of products, and thus enhanced value to customers. The NETRIX Exchange product sales are generated by new customers as well as existing customers who are upgrading their networks to modern technology.

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

         GROSS PROFIT. Total gross profit increased $0.7 million or 5% from 1997 to 1998, and decreased $6.9 million or 32% from 1996 to 1997. Gross profit as a percentage of total revenues was 49% in 1998, 44% in 1997, and 49% in 1996. The product gross margin decreased from 55% in 1996 to 49% in 1997 because of lower introductory pricing offered on the new 2550 product and a greater proportion of sales made through distributors, which generally have higher discounts, than direct retail sales. Product margins increased by 1% in 1998 from 1997 as a result of higher-margin product mix, and decreased 6% in 1997 from 1996.

         The service gross margin was 34% in 1996 and 1997, and 47% in 1998. The increase in the service margin from 1997 to 1998 was approximately 13%, or $1.5 million, This net margin improvement was the combined result of a decrease of approximately $.8 million in personnel and infrastructure costs resulting from the 1997 restructuring and the elimination of approximately $1.0 million in support service costs outsourced to contract maintenance organizations, which was partially offset by a decrease in margin of approximately $.3 million resulting from the $1.0 million decrease in service revenue volume from 1997 to 1998.

         SALES AND MARKETING. Sales and marketing expenses increased $0.6 million or 5% from 1997 to 1998, and decreased $1.4 million or 12% from 1996 to 1997. The 1998 increase of $0.6 million is the combined result of a net increase of approximately $0.4 million of consignment inventory reserves for obsolete equipment and $1.5 million of bad debt expense, which was partially offset by a decrease of approximately $1.1 in personnel and infrastructure costs attributed to the 1997 restructuring discussed above. The net decrease from 1996 to 1997 resulted primarily from a decrease of approximately $1.8 million in personnel and infrastructure costs resulting from the restructuring in 1996 and 1997, which was partially offset by an increase of approximately $.4 million in costs for marketing material and advertising initiatives. For the years 1998, 1997, and 1996, the increase in the provision for consignment equipment expense was approximately $1.8 million, $1.5 million, and $.3 million, respectively. During 1998, 1997, and 1996, approximately $1.7 million, $.6 million, and $.2 million of consignment equipment was charged to the reserve account. The significant increases in the provision for consignment equipment and related charges in 1998 and 1997 were primarily the result of a proportionally greater amount of consignment equipment provisioned to existing and potential customers as sales incentives to promote the new Network Exchange series product line, which was rolled-out initially in 1996.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased $1.5 million or 19% from 1997 to 1998, and $2.8 million or 25% from 1996 to 1997. As a percentage of revenues, R&D expenses decreased from 25% of revenues in 1996 and 1997 to 22% of revenues in 1998. The decreases in R&D expenses for 1998 and 1997 were primarily the result of the restructurings discussed above. The 1998 decrease of $1.5 million was the result of decreases of approximately $.9 million in personnel and infrastructure costs and approximately $.6 million in materials and contract engineering services due to fewer R&D projects. The 1997 decrease of $2.8 million was the result of decreases of approximately $1.9 million in personnel and infrastructure costs and approximately $.9 million in materials and contract engineering services due to fewer R&D projects.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.3 million or 8% from 1997 to 1998, and decreased $0.2 million or 6% from 1996 to 1997. The 1998 increase was primarily the result of an increase in professional fees of approximately $.2 million, and increases of approximately $.1 million in other expenses. The 1997 decrease was the combined result of a decrease of approximately $.3 million of personnel costs due to the restructuring discussed above, which was partially offset by an increase of approximately $.1 million in outside purchased services.

            PROVISION FOR BAD DEBTS. For the years 1998, 1997, and 1996, the provision for bad debts expense was approximately $1.5 million, $.1 million, and $-0-, respectively. As a percentage of revenues, the provision for bad debts was approximately 5% in 1998, and negligible in 1997 and 1996. The increase of $1.4 million in the 1998 provision for bad debts was the result of writing off aged accounts receivable that were previously deemed collectible, but which had continued to age beyond a period deemed reasonable for realization.

            INTEREST AND OTHER, NET. Net interest expense increased $225,000 from 1997 to 1998 as a result of increased borrowing in 1998. Net interest expense increased $207,000 from 1996 to 1997 as a result of increased borrowing and decreased interest income.

            ACCOUNTS RECEIVABLE, NET. As of December 31, 1998, net accounts receivable increased by $1.3 million, or approximately 21%, to $7.5 million, up from $6.2 million at the end of 1997. As a percentage of annual revenues, net accounts receivable as of December 31, 1998 and 1997 were approximately 24% and 19%, respectively. This proportional increase in net accounts receivable was primarily caused by an increase in quarter over quarter revenues of approximately $.9 million, which are included in the year-end net accounts receivable balances as of December 31, 1998.

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



                                              ARTHUR ANDERSEN LLP

Washington, DC
April 14, 1999

                               NETRIX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEARS ENDED DECEMBER 31,
                                                                            1998         1997          1996
                                                                            ----         ----          ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Revenues:
        Product                                                           $21,840      $22,474      $32,434
        Service                                                             9,642       10,613       11,201
                                                                          -------      -------      -------
              Total revenues                                               31,482       33,087       43,635
                                                                          -------      -------      -------

   Cost of revenues:
       Product                                                             10,939       11,395       14,700
       Service                                                              5,155        7,045        7,363
                                                                          -------      -------      -------
              Total cost of revenues                                       16,094       18,440       22,063
                                                                          -------      -------      -------
                  Gross profit                                             15,388       14,647       21,572
                                                                          -------      -------      -------

   Operating expenses:
        Sales and marketing                                                 9,292       10,120       11,632
        Research and development                                            6,771        8,323       11,079
        General and administrative                                          4,324        4,002        4,266
        Restructuring charge                                                    -          875          900
        Bad debt expense                                                    1,489          100            0
                                                                          -------      -------      -------
                   Loss from operations                                    (6,488)      (8,773)      (6,305)

   Interest and other, net                                                    (29)         196          403
                                                                          --------     -------      -------
                   Loss before income taxes                                (6,517)      (8,577)      (5,902)

   Provision for income taxes                                                    -            -         (66)
                                                                         ---------    ---------    ---------
   Net loss                                                              $ (6,517)    $ (8,577)    $ (5,968)
                                                                         =========    =========    =========
   Other comprehensive gain (loss)                                           (103)           35         (83)
                                                                         ---------    ---------    ---------
   Comprehensive Loss                                                    $ (6,620)    $ (8,542)    $ (6,051)
                                                                         =========    =========    =========

   Basic and diluted net loss per share                                  $  (0.60)    $  (0.90)    $  (0.63)
                                                                         =========    =========    =========

   Basic and diluted weighted average shares outstanding                    10,891        9,553        9,468
                                                                         =========    =========    =========








  The accompanying notes are an integral part of these consolidated financial statements.

                               NETRIX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                     --------------------------
                                                                                           1998        1997
                                                                                           ----        ----
                                                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Current assets:
     Cash and cash equivalents                                                             $2,488      $2,758
     Accounts receivable, net of allowance for doubtful accounts
          of $796 and $1,505, respectively                                                  7,499       6,212
     Inventory                                                                              5,265       8,035
     Other assets                                                                             472         713
                                                                                         --------    --------
        Total current assets                                                               15,724      17,718
Property and equipment, net of accumulated depreciation
     and amortization of $20,473 and $18,016, respectively                                  3,823       4,969
Deposits and other assets                                                                     165         543
Goodwill, net of accumulated amortization of $1,712 and
     $1,447, respectively                                                                     529         794
                                                                                         --------    --------
                                                                                         $ 20,241    $ 24,024
                                                                                         ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                                      $ 2,167      $ 1,147
     Accounts payable                                                                      3,011        3,002
     Accrued liabilities                                                                   2,946        3,298
                                                                                         -------      -------
          Total current liabilities                                                        8,124        7,447
                                                                                         -------      -------
Other liabilities                                                                              -           97
                                                                                         -------      -------
     Total liabilities                                                                     8,124        7,544
                                                                                         -------      -------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.05 par value; 1,000,000 shares authorized; none
          issued and outstanding                                                               -            -
     Common stock, $0.05 par value; 15,000,000 shares authorized;
          11,490,000 and 9,593,253 shares issued and outstanding,
          respectively                                                                       575          480
     Warrants                                                                                257            -
     Additional paid-in capital                                                           57,679       55,774
     Accumulated comprehensive loss                                                        (120)         (17)
     Accumulated deficit                                                                (46,274)     (39,757)
                                                                                        --------     --------
          Total stockholders' equity                                                      12,117       16,480
                                                                                        --------     --------

                                                                                        $ 20,241     $ 24,024
                                                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NETRIX CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                ADDITIONAL                  ACCUMULATED
                                    COMMON       PAID-IN                  COMPREHENSIVE   ACCUMULATED
                                    STOCK        CAPITAL     WARRANTS          LOSS         DEFICIT      TOTAL
                                   --------    -----------   --------     -------------   -----------    -----
                                                             (IN THOUSANDS)

Balance, January 1, 1996.......   $    472      $  55,105          --         $    31     $ (25,212)    $ 30,396
                                  --------      ---------      ------         -------     ---------      -------

Stock options exercised........          2            218          --              --            --          220
Employee stock purchase plan...          2            144          --              --            --          146
Retire escrow shares...........         --            (36)         --              --            --          (36)
Compensation element of
    stock options..............         --            172          --              --            --          172
Net change in unrealized
    investment holding loss....         --             --          --             (49)           --          (49)
Cumulative translation
    adjustment.................         --             --          --             (34)           --          (34)
Net loss.......................         --             --          --              --        (5,968)      (5,968)
                                  --------      ---------      ------         -------     ---------      -------
Balance, December 31, 1996.....        476         55,603          --             (52)      (31,180)      24,847
                                  --------      ---------      ------         -------     ---------      -------

Stock options exercised........          3            134          --              --            --          137
Employee stock purchase plan...          1             37          --              --            --           38
Net change in unrealized
    investment holding gain....         --             --          --               7            --            7
Cumulative translation
    adjustment.................         --             --          --              28            --           28
Net loss.......................         --             --          --              --        (8,577)      (8,577)
                                  --------      ---------      ------         -------     ---------      -------
Balance, December 31, 1997.....        480         55,774          --             (17)      (39,757)      16,480
                                  --------      ---------      ------         -------     ---------      -------

Stock options exercised........          2             59          --              --            --           61
Proceeds from private placement, net    88          1,988          --              --            --        2,076
Warrants issued in connection with
    private placement..........         --           (257)        257              --            --           --
Employee stock purchase plan...          5            115          --              --            --          120
Cumulative translation
    adjustment.................         --             --          --            (103)           --         (103)
Net loss.......................         --             --          --              --        (6,517)      (6,517)
                                  --------      ---------      ------         -------     ---------      -------

Balance, December 31, 1998.....   $    575      $  57,679      $  257         $  (120)    $ (46,274)     $12,117
                                  ========      =========      ======         =======     ==-======      =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                            NETRIX CORPORATION

                                   CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                   YEARS ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                                 1998        1997        1996
                                                                                 ----        ----        ----
                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(6,517)    $(8,577)    $(5,968)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
     Depreciation and amortization                                               2,722       3,338       3,602
     Stock compensation expense                                                     --          --         172
     Changes in assets and liabilities
         Accounts receivable                                                    (1,287)      5,437        (597)
         Inventories                                                             2,770          82         505
         Other current assets                                                      241         298         (49)
         Deposits and other assets                                                 378        (299)         38
         Accounts payable                                                            9        (457)     (1,485)
         Accrued liabilities                                                      (352)     (1,280)        224
         Other liabilities                                                         (97)       (278)       (248)
                                                                               -------     -------     -------
     Net cash used in operating activities                                      (2,133)     (1,736)     (3,806)
                                                                               -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                             -      (2,473)     (9,395)
     Sales and maturities of short-term investments                                  -       7,823      11,320
     Purchases of property and equipment                                        (1,311)     (1,665)     (2,059)
                                                                               -------     -------     -------
         Net cash provided by (used in) investing activities                    (1,311)      3,685        (134)
                                                                               -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing under line of credit, net                                         1,020         393           4
     Principal payments of long-term debt                                            -        (481)        (80)
     Proceeds from private placement                                             2,076           -           -
     Proceeds from exercise of stock options                                        61         137         220
     Proceeds from employee stock purchase plan                                    120          38         146
                                                                               -------     -------     -------
         Net cash provided by financing activities                               3,277          87         290
                                                                               -------     -------     -------

Effect of foreign currency exchange rate changes on cash and cash
  equivalents                                                                     (103)         35         (33)

Net increase (decrease) in cash and cash equivalents                              (270)      2,071      (3,683)

Cash and cash equivalents, beginning of period                                   2,758         687       4,370
                                                                               -------     -------     -------

Cash and cash equivalents, end of period                                       $ 2,488     $ 2,758     $   687
                                                                               =======     =======     =======
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                    $   183     $   117     $   139


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

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

         Manufacturing and test equipment..    3-5 years
         Office furniture and equipment....    5 years
         Purchased software................    3 years
         Leasehold improvements............    shorter of useful life or
                                               remaining lease term


         GOODWILL

         Goodwill represents the excess purchase price of net assets acquired and is amortized over a seven-year period.

         REVENUE RECOGNITION

         The Company recognizes revenue both from sales of product and from service contracts. Revenue from product sales is generally recognized upon shipment. Where sales contracts provide for customer acceptance, the Company recognizes revenue upon acceptance of the product by the customer. Revenue from service contracts is deferred and recognized ratably over the period covered by the contract. Revenue from product installations is recognized upon completion of the installation. Product sales accounted for 69% of total revenues in 1998, 68% of total revenues in 1997, and 74% of total revenues in 1996.

         Revenue on long-term contracts is recognized under the percentage of completion method of accounting based upon the ratio of the costs incurred to total estimated costs. Estimates to complete are revised periodically based on changes in facts. Any losses on contracts are recognized in the period when the loss is estimated.

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

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         EARNINGS PER SHARE

         The Company implemented Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," at December 31, 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share. Options to purchase approximately 1,372,000, 1,225,000, and 1,486,000 shares of common stock were excluded from the computation of diluted loss per share in 1998, 1997 and 1996, respectively, and warrants to purchase approximately 140,0900 shares of common stock were excluded from the computation of diluted loss per share in 1998, because inclusion of these options and warrants would have an anti-dilutive effect on loss per share. Loss per share has been computed using the weighted-average number of common shares outstanding.

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


         INVENTORIES
                                                              DECEMBER 31,
                                                           --------------------
                                                            1998        1997
                                                            ----        ----

            Raw materials................................  $   350    $    462
            Work in process..............................      364         772
            Finished goods...............................    4,551       6,801
                                                           -------    --------
                Total inventories........................  $ 5,265    $  8,035
                                                           =======    ========

         PROPERTY AND EQUIPMENT
                                                                DECEMBER 31,
                                                           --------------------
                                                             1998       1997
                                                             ----       ----

             Manufacturing and test equipment............  $ 14,634   $ 13,512
             Office furniture and equipment..............     6,667      6,708
             Purchased software..........................     2,995      2,765
                                                           --------   --------
                 Total property and equipment............    24,296     22,985
             Accumulated depreciation and amortization...   (20,473)   (18,016)
                                                           --------   --------
                    Net                                    $  3,823   $  4,969
                                                           ========   ========

         ACCRUED LIABILITIES
                                                               DECEMBER 31,
                                                           --------------------
                                                             1998       1997
                                                             ----       ----

             Deferred revenue ...........................  $      -   $    699
             Payroll and related compensation............       627      1,207
             Taxes.......................................       758          -
             Other.......................................     1,561      1,392
                                                           --------   --------
                                                           $  2,946   $  3,298
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
                                                    YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----

         Net loss               As reported   $ (6,517)   $ (8,577)   $ (5,968)
                                Pro forma     $ (7,203)   $(10,377)   $ (6,807)

         Net loss per share     As reported   $  (0.60)   $  (0.90)   $  (0.63)
                                Pro forma     $  (0.66)   $  (1.08)   $  (0.72)

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

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1996 STOCK OPTION PLAN

         The following table summarizes the option activity under this plan:


                                                                                             WEIGHTED AVERAGE
                                                          NUMBER          OPTION PRICE         OPTION PRICE
                                                         OF SHARES         PER SHARE            PER SHARE
                                                         ---------        ------------       ----------------

         Outstanding, January 1, 1996................     849,706         $1.680-$17.250           $5.90
                1996:
                  Granted............................     820,055         $4.250-$9.625            $5.89
                  Exercised..........................     (43,113)        $1.680-$6.250            $5.12
                  Canceled...........................    (140,500)        $1.680-$7.875            $5.88
                                                        ---------
         Outstanding, December 31, 1996..............   1,486,148         $1.680-$17.250           $5.92
                1997:
                  Granted............................     396,940         $1.250-$3.250            $2.30
                  Exercised..........................     (63,077)        $1.680-$6.250            $2.18
                  Canceled...........................    (594,786)        $1.680-$7.875            $5.57
                                                        ---------
         Outstanding, December 31, 1997..............   1,225,225         $1.250-$8.690            $2.93
                1998:
                  Granted............................     659,200         $1.090-$3.130            $2.96
                  Exercised..........................      (3,441)        $3.000-$3.125            $2.85
                  Canceled...........................    (508,937)        $1.680-$7.875            $3.65
                                                        ---------
         Outstanding, December 31, 1998..............   1,372,047         $1.250-$8.690            $2.92
                                                        =========

         Exercisable, December 31, 1998..............     599,418         $1.090-$8.690            $3.19
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

         DIRECTOR OPTION PLAN

         Under the terms of the Director Option Plan, directors of the Company who are not officers or employees of the Company each receive nonstatutory options to purchase 9,000 shares of Common Stock of the Company. In 1998, 1997, and 1996, independent members of the Board of Directors were granted options to purchase a total of 9,000, 9,000, and 27,000, respectively, of common stock at $2.75, $2.19, and $4.69 per share, respectively, under the Director Option Plan.

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

         RESTRUCTURING CHARGE

         In both March of 1996 and April of 1997, the Company implemented a restructuring of operations to reduce and economize its work force in response to declining revenues and the discontinuance of its micro.pop product. The restructuring resulted in an overall reduction of personnel and related compensation and other associated operating costs of the Company for these years. The 1996 restructuring charges of $.9 million resulted from approximately $.5 million of accrued severance and outplacement costs associated with a reduction-in-force of approximately 41 employees across all functional areas of the Company, and approximately $.4 million of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. The reduction-in-force occurred over approximately a one-year period and severance payments were made in a lump sum in April and June 1996, and February 1997. The 1997 restructuring charges of $.9 million resulted from approximately $.4 million of accrued severance and outplacement costs associated with a reduction-in-force of approximately 37 employees across all functional areas of the Company, approximately $.4 million of fixed-asset write-offs and facility relocation charges for unrecoverable lease obligations associated with the consolidation of the Longmont, Colorado, and Herndon, Virginia, operations facilities into one facility leased in Charlotte, North Carolina, and other associated costs of approximately $.1 million. Severance payments were made in April 1997. At December 31, 1998, approximately $100,000 of the accrual remains, and will be used for severance payments in 1999.

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

                              NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Future minimum lease payments for office space and equipment under operating leases are as follows (in thousands):

                YEARS ENDING                                   NET
                 DECEMBER 31,                               PAYMENTS
            ----------------------                          --------

                  1999...........................               1,536
                  2000...........................               1,098
                  2001...........................               1,126
                  2002...........................               1,169
                  2003 and thereafter............               7,306
                                                            ---------
                  Total                                     $  12,235
                                                            =========

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

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

         REVENUES

         Revenues consisted of the following (in thousands):

                                      YEARS ENDED DECEMBER 31,
                                     ---------------------------
         PRODUCT GROUP                 1998      1997      1996
         -------------                 ----      ----      ----
         2200                        $ 8,343   $ 3,759   $ 1,995
         2500                          7,210     4,492       375
         S1000                         1,076     1,976     4,261
         S10                           3,357     9,064    18,437
         Telecom                       1,854     3,183     7,366
                                    --------   -------   -------

         Total product revenues       21,840    22,474    32,434
         Service revenues              9,642    10,613    11,201
                                    --------   -------   -------
         Total revenues             $ 31,482   $33,087   $43,635
                                    ========   =======   =======


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


         The Company's product and service revenues for 1998, 1997 and 1996 were generated in the following geographic regions (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                        1998           1997            1996
                                        ----           ----            ----

United States.......................   $14,933        $12,594         $16,115
Europe, Middle East and Africa......    13,149         14,753          17,871
Pacific Rim, Latin America and
     South America..................     3,400          5,740           9,649
                                       -------        -------         -------

Total...............................   $31,842        $33,087         $43,635
                                       =======        =======         =======

         Included in domestic product revenues are sales through systems integrators and distributors to the Federal Government of approximately $486,000, $1,110,000, and $4,384,000 in 1998, 1997, and 1996 respectively.

                               NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         The Company's long-lived assets were located as follows:

                                              YEARS ENDED DECEMBER 31
                                           -----------------------------
                                               1998              1997
                                               ----              ----

United States.......................       $      4,055     $      5,367
United Kingdom......................                247              287
Germany.............................                  -               66
Italy...............................                 50               43
                                           ------------     ------------
Total long-lived assets.............       $      4,352     $      5,763
                                           ============     ============

SIGNIFICANT CUSTOMERS

         Customers that accounted for greater than 10% of total revenues in 1998, 1997, and 1996 are described below (in thousands).

                                                   YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                             1998          1997           1996
                                             ----          ----           ----
Distributor 1.......................      $  2,849       $  3,640       $  5,837
        Product.....................         2,235          2.994          4,577
        Service.....................           614            646          1,260


Distributor 2.......................         2,186              *              *
        Product.....................         2,176              *              *
        Service.....................            10              *              *

* Revenue accounted for less than 10% of total revenues for the period.


6.       INCOME TAXES

         The components of income tax expense consist of the following (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                     1998       1997      1996
                                                     ----       ----      ----
  Current provision:
      Federal..................................   $ (1,982)  $ (2,105) $ (1,534)
      State....................................       (287)      (256)     (185)
      Foreign..................................         --         --        66
  Deferred (benefit) provision:
      Federal..................................         --         --        --
      State....................................         --         --        --
      Increase in valuation allowance..........      2,269      2,361     1,719
                                                 ---------   --------  --------
                                                 $      --   $     --  $     66
                                                 =========   ========  ========

                              NETRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         The provision for income taxes results in effective rates that differ from the Federal statutory rate as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                         1998     1997    1998
                                                         ----     ----    ----
 Statutory Federal income tax rate....................  (35.0)%  (35.0)  (35.0)%
 Effect of graduated rates............................    1.0      1.0     1.0
 State income taxes, net of Federal tax benefit.......   (4.3)    (4.3    (4.3)
 Losses without current tax benefit...................   38.3     38.3    38.3
 Foreign income taxes.................................     --       --    1.11
                                                        -----    -----   -----
 Effective rate.......................................     --%      --%    1.1%
                                                        =====    =====   =====


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

         2002.......................             1,569,000
         2003.......................            14,317,781
         2004 and thereafter........            32,190,219
                                               -----------
                                               $38,077,000
                                               ===========

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


                                                YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                              1998                   1997
                                              ----                   -----
    Federal regular tax operating
      loss carryforwards...............    $ 14,583               $ 13,111
    Research and development tax
      credit carryforwards.............       2,125                  2,048
    Other..............................       3,639                  2,593
                                           --------               --------
                                           $ 20,347               $ 17,752
    Valuation allowance................     (20,347)               (17,752)
                                           --------               --------
    Deferred tax asset.................    $     --               $     --
                                           ========               ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, position and business experience of the executive officers and directors of NETRIX.

      NAME AND AGE                          OFFICE AND EXPERIENCE
      ------------                          ---------------------

  Steven T. Francesco, 42..   Director. Mr. Francesco has been a Director and
                              Chairman of the Board since March 1999 and became
                              Chief Executive Officer in May 1999. Mr. Francesco is founder and President of Darien Corporation, and was founder and former President and COO of SmartServ Online, Inc. From 1989 to 1991, he was
                              Senior Vice President of Strategic Planning and
                              Operations for a division of Cantor-Fitzgerald
                              Securities. Mr. Francesco has served as a senior strategic advisor to GTE Advanced Network
                              Services, KeyTrade and e-Tel. Mr. Francesco serves as an advisor to several financial firms, including Vantage Point Partners, Acorn
                              Investments, Spear Leeds Kellogg, and Renwick
                              Corporate Finance, Inc. Mr. Francesco has served as a consultant to numerous companies, including
                              AT&T, GTE, Citibank, Chemical Bank, Chase
                              Manhattan Bank, J.J. Kenny, ADP, Telerate, and the
                              Chicago Mercantile Exchange. Mr. Francesco founded the Market Technology Group, a computer and technology service company providing financial systems and market data retrieval to the financial services industry.



  John M. Faccibene, 53...    Director. Mr. Faccibene has been a director of the
                              Company since March 1999. Since January 1999, Mr.
                              Faccibene has been Managing Director, Americas, for ixNet, a subsidiary of IPC Information
                              Systems, Inc. From 1997 to 1998, he was Executive
                              Director of CIBC/Oppenheimer & Co. From 1973 to
                              1998, he was a senior member of the Security
                              Industry Association (SIA), and for two years served as Chairman of the SIATechnology Management
                              Committee. For 22 years, Mr. Faccibene has been a senior member of the Wall Street
                              Telecommunications Association (WSTA) Executive
                              Committee, and for three years served as President of the WSTA. He has previously served as Chairman of the NYNEX Executive Forum, Newbridge Worldwide
                              User Group, Ascom/Timeplex User Group, and is a
                              Director of the New York Technical College. Mr.
                              Faccibene also serves as a Director of ADVESTA, a software company, Bridgewater Systems, a software company, and Timestep, a software security company.


  William T. Rooker, Jr.,     Director.  Mr.  Rooker has been a Director of the
    65....................    Company since July 1994. Mr. Rooker retired from
                              IBM Corporation ("IBM") at the end of 1992 after 37 years of service and has since served as a private consultant. During his tenure at IBM he held a variety of marketing and executive management positions. From 1974 to 1990 he was Vice President and General Manager of Federal
                              Marketing Programs at IBM, and from 1990 to 1992 he was Corporate Director of Government Relations at IBM.

      NAME AND AGE                          OFFICE AND EXPERIENCE
      ------------                          ---------------------

  Lynn C. Chapman, 45.....    Director, President and Chief Operating Officer.
                              Mr. Chapman joined the Company in December 1992 and was named Vice President in February 1993.
                              During 1996 Mr. Chapman assumed additional responsibility as Vice President -- Network
                              Products, and was named President and CEO and a director of the Company in February 1997. Prior to joining NETRIX, Mr. Chapman served in various management positions at Data General Corporation from 1989 to November 1992.

  Norman F. Welsch, 51....    Vice President -- Finance and Administration and
                              Chief Financial Officer. Mr Welsch is a CPA and joined the Company in December 1998 after serving as a consultant since June 1998. From 1995 to 1998, Mr. Welsch held senior financial roles in various private companies. From 1991 to 1995, Mr.
                              Welsch held the position of CFO of the Systems
                              Integration Group of Cincinnati Bell, Inc. From
                              1988 to 1991, Mr. Welsch was Treasurer of
                              Systemhouse Federal Systems, Inc., and from 1986 to 1988, he was Corporate Controller of C3, Inc.
                              Mr. Welsch serves as a Director of Metron, Inc., a scientific consulting firm.

  G. Brent Wilson, 42.....    Vice President Engineering Services. Mr. Wilson
                              joined the Company in December 1990 and was named
                              Vice President -- Customer Service in January 1996 and Vice President - Engineering Services in April
                              1997. While at NETRIX he has also served as Director of Technical Services. Prior to NETRIX,
                              Mr. Wilson served as Manager of Communications for the Price Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation for the last three fiscal years of the Company's Chief Executive Officer and the Company's other most highly compensated executive officers (together, the "Named Executive Officers") for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                        LONG-TERM
                                                                ANNUAL COMPENSATION                   COMPENSATION
                                                     --------------------------------------------        AWARDS
          NAME/POSITION                 YEAR         SALARY($)         BONUS($)          OTHER(1)       OPTIONS(#)
------------------------------          ----         ---------         --------          --------       ----------
Lynn C. Chapman (2)..................   1996           140,578               --             1,125           75,000
     President and Chief                1997           156,546           21,750             2,375           29,000
     Executive Officer                  1998           160,000            6,583                --          100,000

G. Brent Wilson......................   1996           109,701               --                --           25,000
     Vice President, Engineering        1997           114,815           14,500                --           12,000
     Services                           1998           126,000            6,583                --           45,000

Karl W. Finkelnburg..............       1996           219,180               --               750           13,000
     Vice President, Sales              1997           197,230               --             1,544           13,000
      American Operations               1998           163,658               --                --           10,000

(1) Represents matching 401(k) plan contributions by the Company.
(2) Mr. Chapman was appointed President and Chief Executive Officer of the Company in February 1997.

         OPTION GRANTS

         The following table summarizes option grants during 1998 to the Named Executive Officers:

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                       PERCENT
                                      OF TOTAL                                         POTENTIAL REALIZABLE
                                       OPTIONS                                           VALUE AT ASSUMED
                                     GRANTED TO             MARKET                         ANNUAL RATES OF
                           OPTIONS    EMPLOYEES  EXERCISE    PRICE                    STOCK PRICE APPRECIATION
                           GRANTED    IN FISCAL    PRICE   ($/SHARE)  EXPIRATION         FOR OPTION TERM (C)
       NAME                (#)(A)       YEAR     ($/SHARE)    (B)        DATE       0%($)       5%($)      10%($)
-------------------------------------------------------------------------------------------------------------------

Lynn C. Chapman           100,000(D)     15%       $3.13     $3.13     5/07/08        --      197,000     $499,000
G. Brent Wilson            45,000(D)      7         2.33      2.33      5/7/08        --       66,000      167,000
Karl W. Finkelnburg        10,000(D)      2         3.13      3.13     3/12/07        --       20,000       50,000

-------------
(A) Under the terms of the Company's incentive stock option plan, the Board of Directors retains discretion, subject to plan limits, to modify the terms of the outstanding options and to reprice the options. The options were granted for a term of 10 years, subject to earlier termination in the event of termination of employment. The options were granted with tandem tax withholding rights.
(B)   Equals fair market value of Common Stock on the date of grant.
(C) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10% compounded annually from the date of grant to their expiration date. Actual gains, if any, on stock option exercises will depend upon the future performance of the Common Stock and the date on which the options are exercised.

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

         OPTION EXERCISES AND YEAR-END VALUES

         The following table summarizes option exercises during 1998 by the Named Executive Officers and the value of the options held by such persons at the end of 1998:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES


                              SHARES                         NUMBER OF             VALUE OF UNEXERCISED
                             ACQUIRED                   UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                ON           VALUE     AT FISCAL YEAR-END (#)     AT FISCAL YEAR-END ($)(A)
                             EXERCISE      REALIZED    -------------------------  -------------------------
       NAME                     (#)           ($)      EXERCISABLE UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
-------------------------- ------------- ------------ ------------ ------------- ------------ ------------
Lynn C. Chapman                   --           --         66,996        74,004      143,539       158,554
G. Brent Wilson                   --           --         31,247        36,779       66,947        78,799
Karl W. Finkelnburg                                        9,592        20,908       23,282        55,783



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


                                                          NUMBER OF
                                                           SHARES      PERCENTAGE OF COMMON
                                                        BENEFICIALLY   STOCK OUTSTANDING (2)
                            BENEFICIAL OWNER              OWNED(1)

Special Situations Fund III, L.P. (3)...............     1,294,200              11.26
       153 E. 53 St., 51st Floor
       New York, NY 10022

Pioneer Investment Management (4)...................     1,130,000                9.8
       60 State Street
       Boston, MA 02109

Pioneering Management Corp. (5).....................       917,500                8.0
       60 State Street, 20th Floor
       Boston, MA 02109

New Enterprise Associates IV, Limited Partnership(6)       582,009                5.1
    1119 St. Paul Street
    Baltimore, MD  21202

Dimensional Fund Advisors, Inc (7)..................       548,600                4.8
    1299 Ocean Avenue, 11th Floor
    Santa Monica, CA  90401

Kopp Investment Advisors (8)........................       337,100                2.9
    7701 France Avenue South, Suite 500
    Edina, MN  55435

Gilder, Gagnon, Howe & Co.  (9).....................       253,725                2.2
      1775 Broadway, 26th Floor
      New York, NY 10019

Arthur J. Marks (10)................................       803,039                7.0


Lynn C. Chapman.....................................       141,000                1.2

G. Brent Wilson.....................................       113,026                 *

William T. Rooker, Jr...............................         9,000                 *

All Directors and executive officers as a group
  (3 persons)(11)...................................       263,026                2.3



*     Less than 1%
(1) The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after March 15, 1999 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Number of shares deemed outstanding includes 11,490,000 shares outstanding as of March 15, 1998, plus any shares subject to options held by the person or entity in question that are currently exercisable or exercisable within 60 days after March 15, 1998.
(3)  This information is based on a Schedule 13G dated February 12, 1999.
(4)  This information is based on a Schedule 13G dated September 2, 1998
(5)  This information is based on a Schedule 13G dated January 14, 1999.
(6)  This information is based on a Schedule 13G dated February 16, 1999.
(7)  This information is based on a Schedule 13G dated February 9, 1998.
(8)  This information is based on a Schedule 13G dated February 4, 1999.
(9)  This information is based on a Schedule 13G dated September 10, 1998.
(10) Includes 582,009 shares held by New Enterprise Associates IV, Limited Partnership and 200,000 shares held by New Enterprise Associates V, Limited Partnership. Mr. Marks is a general partner of the general partners of New Enterprise Associates IV, LP and New Enterprise Associates V, LAP, respectively. Mr. Marks disclaims beneficial ownership of such shares.
(11)Includes Lynn C. Chapman, G. Brent Wilson and William T. Rooker, Jr.



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

         (2)  FINANCIAL STATEMENT SCHEDULES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENT SUPPLEMENTAL SCHEDULE
         ---------------------------------------------------------------
                                                                            PAGE
                                                                            ----
         Report of Independent Public Accountants on
           Supplemental Schedule....................................         43
         For the three years in the period ended December 31, 1998:
                  Schedule II - Consolidated Valuation and Qualifying
                    Accounts........................................         44

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

      10.8 --Loan Agreement dated, November 18, 1997 between the Registrant and Coast Business Credit (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 31, 1998.

      +21           --Subsidiaries of the Registrant.

      +23.1         --Consent of Arthur Andersen LLP

       27 --Financial Data Schedule (incorporated by reference to Registrant's Annual Report on Form 10-K, filed on April 15, 1999.
----------------

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

                                                 NETRIX CORPORATION

                                                 By: /S/ Steven T. Francesco
                                                 Steven T. Francesco
                                                 Chief Executive Officer



SIGNATURE                                                            TITLE                            DATE

                                            Chief Executive Officer and Chairman of the Board
/s/ Steven T. Francesco                            of Directors (Principal Executive
-------------------------------------------                    Officer)                          June 18, 1999
Steven T. Francesco


/s/ Lynn C. Chapman                                 President, Chief Operating Officer
-------------------------------------------                  and Director                        June 18, 1999
Lynn C. Chapman


/s/ Norman F. Welsch                              Vice President-Finance and Administration
-------------------------------------------   and Chief Financial Officer (Principal Financial   June 18, 1999
Norman F. Welsch                                          and Accounting Officer)


/s/ William T. Rooker                                            Director                        June 18, 1999
-------------------------------------------
William T. Rooker


                                                                 Director                        June   , 1999
-------------------------------------------
John M. Faccibene



                                                                 Director                       June   , 1999
-------------------------------------------
Richard Yalen


/s/ Douglas J. Mello                                             Director                       June 18, 1999
-------------------------------------------
Douglas J. Mello

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

Washington, DC,
April 14, 1999


                                                                                          SCHEDULE II

                                               NETRIX CORPORATION

                                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT       CHARGED TO                                        BALANCE AT
                                      BEGINNING        COSTS AND                                           END OF
              DESCRIPTION             OF PERIOD        EXPENSES           OTHER           DEDUCTIONS       PERIOD
              -----------            -----------       ----------         -----           ----------     ----------

                                                                 (IN THOUSANDS)
DOUBTFUL ACCOUNTS
Year Ended December 31, 1996:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable).........  $1,530              156             (200)*               106         $1,380
Year Ended December 31, 1997:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable).........  $1,380              150               --                  25         $1,505
Year Ended December 31, 1998:
     Allowance for doubtful
       accounts (deducted from
       accounts receivable)           $1,505            1,402               --               2,111           $796

*Amounts related to Republic Telcom purchase accounting.


CONSIGNMENT RESERVE**
Year Ended December 31, 1996:
(deducted from
     consignment inventory).........    $407              320               --                 537           $190

Year Ended December 31, 1997:
(deducted from
     consignment inventory).........    $190            1,478               --                 612         $1,056

Year Ended December 31, 1998:
(deducted from
     consignment inventory).........  $1,056            1,825                                1,692         $1,189


INVENTORY RESERVES**
Year Ended December 31, 1996:
(deducted from inventory)...........  $1,149              687               --                  --         $1,837

Year Ended December 31, 1997:
(deducted from inventory)...........  $1,837              432               --                 949         $1,319

Year Ended December 31, 1998:
(deducted from inventory)...........  $1,319            2,045               --               1,638         $1,727

** Reserve is netted against inventory balances.
                                       44

                                  EXHIBIT INDEX





     EXHIBIT
     NUMBER                               DESCRIPTION
     -------                              -----------

       21          --Subsidiaries of the Registrant.
      23.1         --Consent of Arthur Andersen LLP