Form 10-Q
period 1999-06-30
NETRIX CORP
filed 1999-08-16
CIK 889237

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                  (Mark One)
                    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

                   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _______________


                         Commission File Number 0-50464


                               NETRIX CORPORATION
               (Exact name of registrant as specified in charter)

      DELAWARE                                           54-1345159
(State of Incorporation)                       (IRS Employer Identification No.)

13595 DULLES TECHNOLOGY DRIVE,                             20171
 HERNDON, VIRGINIA                                      (Zip Code)
(Address of principal executive offices)

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

                           Yes ___X__                   No__________

         At August 9, 1999 there were 11,562,906 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                               NETRIX CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 1999

                                      INDEX


                                                                                         PAGE NO.
PART I -- FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1 -- FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations for the six
                     and three months ended June 30, 1999 and 1998                          2
                  Condensed Consolidated Balance Sheets                                     3
                  Condensed Consolidated Statements of Cash Flows                           4
                  Notes to Unaudited Condensed Consolidated Financial Statements            5

         ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                  11


PART II -- OTHER INFORMATION

         ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                               17

         ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                        18


SIGNATURE                                                                                  19





PART I -- FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS


                                                  NETRIX CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Six Months Ended                   Three Months Ended
                                                                          June 30                            June 30
                                                          -----------------------------      -----------------------------
                                                             1999             1998              1999             1998
                                                             ----             ----              ----             ----

Revenues:
      Product.............................................  $9,932          $10,422            $4,503           $5,427
      Service.............................................   3,395            4,649             1,508            2,403
                                                           ------------     ------------      ------------     ------------
            Total revenues................................  13,327           15,071             6,011            7,830

Cost of revenues:
      Product.............................................   4,880            4,696             2,212            2,586
      Service.............................................   2,508            2,759             1,057            1,345
                                                          ------------     ------------      ------------     ------------
            Total cost of revenues........................   7,388            7,455             3,269            3,931

                  Gross profit............................   5,939            7,616             2,742            3,899

Operating expenses:
      Sales and marketing.................................   3,032            5,986             1,407            3,938
      Research and development............................   3,358            3,243             1,713            1,674
      General and administrative..........................   2,317            2,168             1,218            1,074
      Restructuring reserve...............................     900              ---               900              ---
                                                          ------------     ------------      ------------     ------------
           Loss from operations...........................  (3,668)          (3,781)           (2,496)          (2,787)

Interest and other income, net............................    (173)             (36)              (33)             (24)
Foreign exchange gain (loss)..............................      --               47                --               (6)
                                                          ------------     ------------      ------------     ------------
Net Loss.................................................    (3,841)          (3,770)           (2,529)          (2,817)

Dividends on preferred stock............................        (40)             ---               (40)             ---

                                                          ------------     ------------      ------------     ------------
Net loss attributable to common stock...................      (3,881)          (3,770)           (2,569)          (2,817)

--------------------------------------------------------------------------------------------------------------------------
Other comprehensive losses..............................        (101)             (56)              (73)             (19)

Comprehensive loss......................................     ($3,942)         ($3,826)          ($2,602)         ($2,836)
                                                          ============     ============      ============     ============

--------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share.........................     ($0.34)          ($0.37)           ($0.22)          ($0.26)
                                                          ============     ============      ============     ============

Shares used in per share calculation.....................     11,493           10,322            11,496           10,993
                                                          ============     ============      ============     ============

       See notes to unaudited condensed consolidated financial statements


                                          2


                                            NETRIX CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           June 30,                 December 31,
                                                                             1999                       1998
                                                                       ------------------         ------------------
                                                                             (Unaudited)

                                ASSETS
      Current assets:
            Cash and cash equivalents...................................       $3,878                     $2,488
            Accounts receivable, net of allowance for doubtful
                  accounts of $675 and $794, respectively...............        5,928                      7,499
            Inventories, net............................................        4,712                      5,265
            Other current assets........................................          276                        472
                                                                       ------------------         ------------------
      Total Current assets:                                                    14,794                     15,724

      Property and equipment, net of accumulated depreciation
           of $21,257 and $20,473, respectively.........................        3,159                      3,823

      Deposits and other assets.........................................          219                        165
      Goodwill, net of accumulated amortization of $1,844
            and $1,712, respectively....................................          397                        529
                                                                       ==================         ==================
TOTAL ASSETS                                                                  $18,569                    $20,241
                                                                       ==================         ==================



                 LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Line of credit..............................................         $428                     $2,167
            Accounts payable............................................        2,556                      3,011
            Accrued liabilities.........................................        3,249                      2,946
                                                                       ------------------         ------------------
              Total current liabilities.................................        6,233                      8,124


      Stockholders' equity:
            Preferred stock, $0.05 par value; 1,000,000 shares
                 authorized; 298,187 issued and outstanding, preference
                 in liquidation.........................................        4,140                         ---
            Common stock, $0.05 par value; 15,000,000
                 shares authorized; 11,532,028 and 11,490,000
                 shares issued and outstanding, respectively............          577                        575
            Warrants....................................................          412                        257
            Additional paid-in capital..................................       57,583                     57,679
            Accumulated other comprehensive loss........................         (221)                      (120)
            Accumulated deficit.........................................      (50,155)                   (46,274)
                                                                       ------------------         ------------------
            Total stockholders' equity.................................        12,336                     12,117
                                                                       ------------------         ------------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                      $18,569                    $20,241
                                                                       ==================         ==================


                                       3


PAGE>

                               NETRIX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                            Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                        1999              1998
                                                                          ------------       ---------

           Net loss...................................................     ($3,841)          ($3,770)
           Adjustments to reconcile net loss to net cash
              used in operating activities:
                 Depreciation and amortization.........................        917             1,248
                 Non-Cash Interest Expense.............................         97               ---
                 Changes in assets and liabilities -
                       Accounts receivable.............................      1,571            (1,229)
                       Inventories.....................................        553               368
                       Other current assets............................        196               389
                       Deposits and other assets.......................        (54)              195
                       Accounts payable................................       (455)             (369)
                       Accrued liabilities.............................        303              (383)
                       Other liabilities...............................        ---               (97)
                                                                            ------------     ---------
                       Net cash used in operating activities...........       (712)           (3,551)


CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchases of property and equipment...................       (121)             (666)
                                                                             ------------    ---------
                 Net cash (used in) provided by investing activities...       (121)             (666)


CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from private placement.........................     4,100             2,076
                 Payments on  line of credit, net........................    (1,739)              (52)
                 Proceeds from exercise of stock options.................         4                14
                 Proceeds from employee stock purchase plan..............        48                90
                 Payment of Private Placement Costs......................       (88)               ---
                                                                              ------------     ---------
                 Net cash provided by (used in) financing activities.....     2,325              2,128

Effect of foreign currency exchange rate changes on
                 cash and cash equivalents...............................      (101)              (56)
                                                                              ------------      ---------
                                                                              1,391            (2,145)

Cash and cash equivalents, beginning of period...........................     2,488             2,758
                                                                             ============       =========
Cash and cash equivalents, end of period.................................    $3,879              $613
                                                                             ============       =========

           Supplemental disclosure of cash flow information
                    Cash paid during the period for interes                    $204               $88
                    Cash paid during the period for income taxes.........       ---                ---

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

         RISKS AND OTHER IMPORTANT FACTORS

         For the three months ended June 30, 1999, the Company reported revenues of approximately $6.0 million and a net loss of approximately $2.5 million, compared to revenues of approximately $7.8 million and a net loss of approximately $2.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, revenues were approximately $13.3 million and the net loss was approximately $3.8 million, compared to revenues of approximately $15.1 million and a net loss of approximately $3.8 million for the six months ended June 30, 1998.

         On May 14,1999 the Company completed a private placement by selling approximately 298,187 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share. Each share of preferred stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative from May 14, 1999, and are payable semi-annually, in arrears, on April 30 and October 31 of each year, commencing October 31, 1999. Dividends are payable in cash or shares of Common Stock, at the Company's election. The Preferred Stock is convertible at any time prior to redemption, at the option of the holder, into Common Stock at a conversion rate equal to five shares of Common Stock for each share of Preferred Stock, subject to adjustment in certain circumstances. The fair value of the Preferred Stock's beneficial conversion feature, reflective of the difference between the conversion price of the Preferred Stock and the market value of the underlying Common Stock on the date of issue, constitutes, for accounting purposes, a dividend by the Company. We estimate the dividend to be $1.2 million. We will reflect the dividend as a non-cash charge to earnings in our consolidated statements of earnings in connection with the lapse of the transfer restrictions on the underlying Common Stock, beginning in August 1999 and through May 2000 when all restrictions lapse . The Preferred Stock is redeemable at the option of the Company at any time after the closing bid price for the Common Stock on the NASDAQ Stock Market has equaled or exceeded $6.00 for 10 consecutive trading days. The redemption price is $17.50 per share plus accrued but unpaid dividends to the date of repurchase.

         In connection with the private placement, the Company received net proceeds of approximately $4.0 million to be used to fund operations, severance and other restructuring activities, and marketing and sales initiatives. On June 15, 1999 the Company filed with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the Common Stock underlying the Preferred Stock. The Company is to undertake all reasonable efforts to cause the registration statement to be declared effective by the SEC within 90 days after filing.

         As a result of the combination of the net loss for the quarter and the proceeds of the private placement, the Company's tangible net worth increased from $9.9 million at March 31, 1999 to $11.6 million at June 30, 1999. The Company's initial line of credit agreement negotiated in November 1997 required it to maintain a tangible net worth of at least $13.5 million measured at the end of each month. Between October 31, 1998 and March 31, 1999 the Company was in violation of this covenant. This covenant violation allowed the Company's lending institution to call for collection of the outstanding loan balance. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis effective January 1, 1999, and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. At March 31, 1999 and June 30, 1999, the Company was in compliance with the new covenant, and management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the lending institution upon violation of the new covenant.

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

         For the six months ended June 30, 1999 and June 30, 1998, the Company's operating activities used approximately $713,000 and $3.6 million of cash, respectively. The cash used by operations was primarily due to continued net losses from operations. The success of the Company is also dependent on its ability to generate adequate cash for operations and capital needs. At June 30, 1999, the Company had approximately $3.9 million in cash and cash equivalents with approximately $428,000 outstanding of the approximately $1.4 million available under the line of credit agreement. The Company is relying on future sales and the collection of the related accounts receivable to meet its cash obligations. The Company may be unable to meet these obligations as they become due and may be required to curtail its operations. If the Company is required to curtail its operations there can be no assurances that the carrying value of the Company's assets will be fully realized.

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

2.    NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information. "SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.
The Company implemented SFAS No. 130 in the first quarter of 1998, and it did not have a material impact on the financial statements. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company adopted SFAS No. 131 for the year ended December 31, 1998.

3.    CASH EQUIVALENTS:

         Cash equivalents are primarily bank deposits, commercial paper, and government agency securities with original maturities of three months or less. These investments are carried at cost which approximates market value.

4.    INVENTORIES:

                    Inventories consisted of the following (in thousands):

  Inventories consisted of the following (in thousands):

                                     June 30, 1999    December 31, 1998
                                     -------------    ---------------

          Raw materials                 $290               $350
          Work in process              1,607                364
          Finished goods               2,815              4,551

                                    =============    ===============
          Total inventories           $4,712             $5,265
                                    =============    ===============

5.    COMMITMENTS AND CONTINGENCIES:

             LINE OF CREDIT

         In November 1997, the Company negotiated a $3.0 million line of credit agreement with a lending institution to be used for working capital. This agreement provided for interest at a per annum rate equal to the lender's prime rate plus 2%, subject to a minimum monthly interest based on 40% utilization of $3.0 million. In August 1998, as a result of concerns about the deterioration of aged international accounts receivable, the Company's lending institution eliminated international receivables as qualified accounts receivable for borrowing collateral. The lending institution also increased the interest rate for outstanding loan amounts to prime plus 3 1/2% from prime plus 2%. In October 1998, the lending institution reinstated a sub-line of credit up to an amount of $600,000 for selected foreign accounts receivable.

         The Company's initial line of credit agreement negotiated in November 1997 required it to maintain a tangible net worth covenant of at least $13.5 million measured at the end of each month. Between October 31, 1998 and March 31, 1999 the Company was in violation of this covenant. This covenant violation allowed the Company's lending institution to call for collection of the outstanding loan balance. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis effective January 1, 1999, and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. At June 30, 1999, the Company was in compliance with the new covenant, and management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the Company's lending institution upon violation of the new covenant. Concurrent with the April 1999 waiver of default, the lending institution extended the line of credit agreement to May 31, 2001. In connection with the waiver of default and extension of the line of credit agreement, the Company granted the lending institution 50,000 warrants to purchase Common Stock at an exercise price of $2.00 per share. During the quarter ended March 31, 1999, the Company recognized additional interest charges of $97,000 in relation to the fair value of these warrants.

         Borrowings under the line are based on qualified domestic accounts receivable and are collateralized by the Company's assets. At June 30, 1999, the Company had approximately $428,000 outstanding of the approximately $1.4 million available under the line of credit agreement. At December 31, 1998, the Company had approximately $2.2 million outstanding of the approximately $2.4 million available under the line of credit.

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

Revenues consisted of the following (in thousands):


Revenues consisted of the following (in thousands):



                               Six Months Ended June 30,   Three Months Ended June 30,
                               --------------------------  -----------------------------
       Product Group              1999            1998        1999               1998


       2200                       $4,821          $3,744      $2,030             $2,580
       2500                        3,413           1,927       1,781                901
       S1000                         641           1,482         257                550
       S10                           829           2,621         387              1,112
       Telecom                       229             648          48                284

                               ----------      ----------  ----------        -----------
       Total product revenues      9,932          10,422       4,503              5,427
       Service revenues            3,395           4,649       1,508              2,403

                               ==========      ==========  ==========        ===========
       Total revenues            $13,327         $15,071      $6,011             $7,830
                               ==========      ==========  ==========        ===========



         GEOGRAPHIC INFORMATION

         The Company sells its products and services through its foreign affiliates in the United Kingdom, Germany and Italy. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and service revenues is based upon the location of the customer.

         The Company's product and service revenues for 1999 and 1998 were generated in the following geographic regions (in thousands):


                          Six Months Ended June 30,       Three Months Ended June 30,
                         --------------------------      ---------------------------
                           1999             1998           1999             1998


United States               $6,891          $6,067          $3,308           $3,086
Europe, Middle East          4,544           6,294           2,005            3,054
 and Africa
Pacific Rim and Other        1,892           2,710             698            1,690

                         ==========       =========      ==========       ==========
Total                      $13,327         $15,071          $6,011           $7,830
                         ==========       =========      ==========       ==========


Included in domestic product and service revenues are sales through systems integrators and distributors to the Federal Government of approximately $188,000 and $183,000 for the six months ended JUNE 30 1999 and 1998, respectively. For the three months ended June 30, 1999 and 1998 these sales were approximately $11,000 and $94,000, respectively.

The Company's long-lived assets were located as follows:

                                       Six Months Ended June 30,
                                       -------------------------
                                       1999           1998
            United States             $3,304         $4,808
            United Kingdom               210            272
            Germany                       14             25
            Italy                         28             76

                                    ==========     ==========
            Total long-lived assets   $3,556         $5,181
                                    ==========     ==========

SIGNIFICANT CUSTOMERS

         Customers that accounted for greater than 10% of total revenues in 1999 and 1998 are described below (in thousands).

                                       Six Months Ended June 30,
                                       -------------------------
                                          1999           1998
               Distributor 1
                    Product               $1,897          *
                    Service                *              *
                                       ----------     ----------
               Subtotal                    1,897          *


               Distributor 2
                    Product                *             $1,378
                    Service                *              *
                                       ----------     ----------
               Subtotal                    *             $1,378

                                       ==========     ==========
               Total                       1,897          1,378
                                       ==========     ==========


7.    RESTRUCTURING CHARGE:

         In April 1999, the Company implemented a restructuring of operations to reduce and economize its work force as part of an overall plan to return to profitability. The restructuring charges of $900,000 resulted from approximately $843,000 of accrued severance and benefit costs associated with a reduction-in-force of approximately 36 employees across all functional areas of the Company, and approximately $57,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. As of June 30, 1999, severance of approximately $493,000 and lease termination costs of approximately $57,000 have been paid, and the remaining severance payments of approximately $350,000 will occur over approximately a six month period. The Company also paid approximately $100,000 of final severance payments to certain international employees that resulted from an April 1997 restructuring of operations.

8.     FOREIGN CURRENCY EXCHANGE GAIN:

         Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. The Company had no foreign exchange gains or losses for the first half of 1999, and had a net translation gain of approximately $47,000 for the first half of 1998.

9.    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods; however, for the three and six months ended June 30, 1999 and 1998, the effect of common stock equivalents has not been considered as they would have been antidilutive.

10.      STOCKHOLDERS' EQUITY

         On May 14,1999 the Company completed a private placement by selling and issuing approximately 298,187 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share, and by issuing warrants to purchase an additional 49,818 share of Common Stock at an exercise price of $2.75 per share. Each share of Preferred Stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative from May 14, 1999, and are payable semi-annually, in arrears, on April 30 and October 31 of each year, commencing October 31, 1999. Dividends are payable in cash or shares of Common Stock, at the Company's election. The Preferred Stock is convertible at any time prior to redemption, at the option of the holder, into Common Stock at a conversion rate equal to five shares of Common Stock for each share of Preferred Stock, subject to adjustment in certain circumstances. The fair value of the Preferred Stock's beneficial conversion feature, reflective of the difference between the conversion price of the Preferred Stock and the market value of the underlying Common Stock on the date of issue, constitutes, for accounting purposes, a dividend by the Company. We estimate the dividend to be $1.2 million. We will reflect the dividend as a non-cash charge to earnings in our consolidated statements of earnings in connection with the lapse of the transfer restrictions on the underlying Common Stock, beginning in August 1999 and through May 2000 when all restrictions lapse. The Preferred Stock is redeemable at the option of the Company at any time after the closing bid price for the Common Stock on the NASDAQ Stock Market has equaled or exceeded $6.00 for 10 consecutive trading days. The redemption price is $17.50 per share plus accrued but unpaid dividends to the date of repurchase. In connection with the private placement, the Company received net proceeds of approximately $4.0 million to be used to fund operations, severance and other restructuring activities, and marketing and sales initiatives. On June 15, 1999 the Company filed with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the Common Stock underlying the Preferred Stock. The Company is to undertake all reasonable efforts to cause the registration statement to be declared effective by the SEC within 90 days after filing.

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

         On May 14,1999 the Company completed a private placement by selling approximately 298,187 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share. In connection with the private placement, the Company received net proceeds of approximately $4.0 million to be used to fund operations, severance and other restructuring activities, and marketing and sales initiatives.

         On June 16, 1999, the Company announced the appointment of a senior Microsoft executive to the board. Mr. Greg McNulty has over 23 years of experience in the high technology sales and marketing environment, and is Senior Group Manager of Business Development for Microsoft-Web TV Network Services managing Web TV's relationships with RBOC's, ILEC's, CLEC's, and ISP's.

         On July12, 1999, the Company issued a joint press release with Sonus Communications, Inc. announcing a significant milestone in the development of the Voice Over Internet Protocol (VoIP) telephony market. The VoIP services that Sonus Communications provides for telecommunications carriers to China using Netrix' 2210 Series Gateways is now comparable in terms of voice quality, connect rates and dial tone delay with direct service from China Telecom, at an average 30 percent lower base cost to carriers.

         On July 27, 1999, the Company announced the appointment of Sean Rooney as Senior Vice President of Sales. Rooney, formerly General manager of Diversified markets for Sony Electronics, Inc., will lead a staff of 20 salespeople including 15 newly-acquired professionals from industry competitors.

         On August 5, 1999, the Company announced the appointment of Peter J. Kendrick as Vice president and Chief Financial Officer, replacing Norman Welsch in his day to day activities. Mr. Kendrick joins the Company with 16 years experience as a CFO and former investment banker with a background in financial operations, initial public offerings and mergers and acquisitions.

         BACKGROUND. The results for second quarter and first half of 1999 reflect an overall decrease in the revenues and expenses of the Company from the comparable period in 1998. During the first half of 1999, Netrix continued to experience a decline in revenues in the product line it acquired from Republic Telcom, and a net increase in its new products, the 2210, which combines the Republic technology with Netrix switching capability, and the 2550, Netrix enhanced switching platform. Geographically, during the first half of 1999, the Company continued to experience declining revenues from International customers, which was partially offset by an increase in revenues from Domestic customers.

         In April 1999, the Company implemented a restructuring of operations to reduce and economize its work force as part of an overall plan to return to profitability. The restructuring charges of $900,000 resulted from approximately $843,000 thousand of accrued severance and benefit costs associated with a reduction-in-force of approximately 36 employees across all functional areas of the Company, and approximately $57,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. The reduction-in-force and payment of severance will occur over approximately a six-month period.

         REVENUES. For the three months ended June 30, 1999, revenues were approximately $6.0 million, a decrease of approximately $1.8 million, or 23%, compared to revenues of approximately $7.8 million for the three months ended June 30, 1998. The quarterly decrease in revenues was due to a combined decrease in product revenues of approximately $924,000, or 17%, to $4.5 million, and a decrease in service revenues of approximately $895,000, or 37%, to $1.5 million. For the six months ended June 30, 1999, revenues were approximately $13.3 million, a decrease of approximately $1.7 million, or 12%, compared to revenues of approximately $15.1 million for the six months ended June 30, 1998. The decrease in product revenues for the three and six month periods is the net result of a decrease in revenues from older products, which was partially offset by higher revenues from the 2210 and 2550 series products. The decrease in service revenues is the result of cancellations and non-renewals of maintenance contracts by various customers using legacy equipment.

         GROSS PROFIT. For the three months ended June 30, 1999, gross profit decreased by approximately $1.2 million, or 30%, to approximately $2.7 million, down from approximately $3.9 million in the year earlier quarter. As a percentage of revenues, gross profit was approximately 46% and 50% for the quarters ended June 30, 1999 and 1998, respectively, an overall decrease of approximately 4% of revenues. Product gross profit decreased from approximately 52% in the second quarter of 1998 to approximately 51% in the second quarter of 1999. The gross profit for service revenues decreased from approximately 44% in the second quarter of 1998 to approximately 30% in the second quarter of 1999. For the six months ended June 30, 1999, gross profit decreased by approximately $1.7 million, or 22%, to approximately $5.9 million, down from approximately $7.6 million in the year earlier period. As a percentage of revenues, gross profit was approximately 45% and 51% for the six months ended June 30 1999 and 1998, respectively, an overall decrease of approximately 6% of revenues. Product gross profit decreased from approximately 55% in the first half of 1998 to approximately 51% in the first half of 1999. The three and six month decrease in product gross profit is primarily the combined result of a lower-margin product mix of shipments, a greater proportion of sales made through distributors, which generally have higher discounts than direct retail sales, and competitive pricing pressures. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range. The gross profit for service revenues decreased from approximately 41% in the first half of 1998 to approximately 26% in the first half of 1999. The three and six month decrease in service gross profit is primarily the result of lower service revenues that were partially offset by a reduction in service costs.

         SALES AND MARKETING. Sales and marketing expenses decreased by approximately $2.5 million, or 64%, to approximately $1.4 million for the second quarter of 1999, down from approximately $3.9 million for the second quarter of 1998. The quarterly decrease is the result of reduced bad debt expenses of approximately $1.1 million, reduced personnel costs of approximately $625,000, reduced marketing materials expenditures of approximately $300,000, reduced travel costs of approximately $160,000, lower consigned equipment obsolescence write-offs of approximately $200,000, and other cost reductions of approximately $150,000. For the first half of 1999, sales and marketing expenses were approximately $3.0 million, a decrease of approximately $3.0 million, or 50%, when compared to the six month period a year earlier. The quarter and year over year decreases are the result of a decrease in sales and marketing personnel in international and domestic operations, and curtailment of trade show initiatives, advertising and marketing collateral, combined with higher expenses in 1998 associated with new product rollouts.

         RESEARCH AND DEVELOPMENT. For the three months ended June 30, 1999, research and development expenses were approximately $1.7 million, equivalent to the three months ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses were approximately $3.4 million, up approximately $115,000, or 4%, from the year earlier period. The year over year increase in research and development expenses is due primarily to an increase in personnel costs of approximately $100,000. All of the Company's research and development costs were charged to operations as incurred during the periods reported.

         GENERAL AND ADMINISTRATIVE. General and administrative (G&A) expenses for the three and six months ended June 30, 1999 were approximately $1.2 million and $2.3 million, respectively, compared to approximately $1.1 million and $2.2 million in the corresponding year earlier periods. The increase in G&A was the result of higher accounting and legal expenses associated with the restructuring of operations and the renegotiation of the line of credit and default waiver with the Company's lending institution, and costs associated with the renewal of the headquarters office lease.

         RESTRUCTURING RESERVE. In April 1999, the Company implemented a restructuring of operations to reduce and economize its work force as part of an overall plan to return to profitability. The restructuring charges of $900,000 resulted from approximately $843,000 of accrued severance and benefit costs associated with a reduction-in-force of approximately 36 employees across all functional areas of the Company, and approximately $57,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. The reduction-in-force and payment of severance will occur over approximately a six-month period.

         INTEREST AND OTHER INCOME, NET. The Company had net interest expenses of approximately $33,000 in the second quarter of 1999 compared to approximately $24,000 in the same period in 1998. The quarter over quarter increase was primarily the result of lower interest income due to less cash available for overnight investments. For the first half of 1999, net interest expense was approximately $173,000, compared to approximately $36,000 for the first half of 1998. The year over year increase in net interest expense is the combined result of a $97,000 charge related to the fair value of warrants issued to the Company's lending institution, approximately $26,000 lower interest income due to less cash available for overnight investments, and higher interest costs resulting from higher rates and loan balances during 1999.

         FOREIGN EXCHANGE GAIN OR LOSSES. The Company had no foreign exchange gains for the first quarter of 1999, compared to a $6,000 foreign exchange loss in the year earlier quarter. For the six months ended June 30, 1999, the Company had no foreign exchange gains or losses, compared to a foreign exchange gain of approximately $47,000 for the six months ended June 30, 1998.

         NET LOSS. For the second quarter of 1999, the Company had a net loss of approximately $2.5 million, compared to a net loss of approximately $2.8 million in second quarter of 1998. For the first half of 1999, the Company had a net loss of approximately $3.8, equivalent to the net loss for the first half of 1998. The three and six month changes in net loss were the combined result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had approximately $3.9 million of cash and cash equivalents and net working capital of $8.6 million, compared to approximately $2.5 million of cash and cash equivalents and net working capital of $7.6 million at December 31, 1998. For the six months ended June 30, 1999 and 1998, total cash used by operations was approximately $713,000 and $3.6 million, respectively. The cash used by operations was primarily due to continued net losses from operations. The decrease in cash used in operating activities during the first half of 1999, when compared to the same period in 1998, was primarily the result of a decrease in accounts receivable of approximately $1.6 million in 1999 compared to an increase in accounts receivable of approximately $1.2 million for the first half of 1998. During the first half of 1999, the Company used cash to pay-down the line of credit by approximately $1.7 million.

         In May 1999, the Company received net proceeds of approximately $4.0 million from a private placement of Series A Convertible Preferred Stock. In April 1998, the Company received net proceeds of approximately $2.1 million through a private placement of Common Stock.

         Capital acquisitions during the first half of 1999 were approximately $121,000 compared to $666,000 in the first half of 1998. These acquisitions were primarily equipment used for research and development purposes and computer and test equipment.

         In November 1997, the Company negotiated a $3.0 million line of credit agreement with a lending institution to be used for working capital. This agreement provided for interest at a per annum rate equal to the lender's prime rate plus 2%, subject to a minimum monthly interest based on 40% utilization of $3.0 million. In August 1998, as a result of concerns about the deterioration of aged international accounts receivable, the Company's lending institution eliminated international receivables as qualified accounts receivable for borrowing collateral. The lending institution also increased the interest rate for outstanding loan amounts to prime plus 3 1/2% from prime plus 2%. In October

1998, the lending institution reinstated a sub-line of credit up to an amount of $600,000 for selected foreign accounts receivable. Borrowings under the line are based on qualified domestic accounts receivable and are collateralized by the Company's assets. At June 30, 1999, the Company had approximately $3.9 million in cash and cash equivalents with approximately $428,000 outstanding of the approximately $1.4 million available under the line of credit agreement. At December 31, 1998, the Company had approximately $2.4 million of eligible borrowing availability and approximately $2.2 million outstanding under the line of credit. As of June 30, 1999, the Company's domestic accounts receivable have generated adequate borrowing for operations, and the Company has not had to use the foreign sub-line of credit.

         As a result of the combination of the net loss for the quarter and the proceeds of the private placement, the Company's tangible net worth increased from $9.9 million at March 31, 1999 to $11.6 million at June 30, 1999. The line of credit agreement negotiated in November 1997 required the Company to maintain a tangible net worth of at least $13.5 million measured at the end of each month. Since October 31, 1998 the Company has been in violation of this covenant. This covenant violation allows the Company's lending institution to call for collection of the outstanding loan balance. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. Concurrent with the April 1999 waiver of default, the lending institution extended the line of credit agreement to May 31, 2001. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis effective January 1, 1999, and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. As of June 30, 1999, the Company was in compliance with the new covenant, and management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the lending institution upon violation of the new covenant.

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

         Netrix Corp has divided the year 2000 task into three areas of concern, Netrix Product, Netrix Suppliers, and Netrix Internal Systems. The Company's core products have been reviewed, tested and if required, corrective measures have been implemented to ensure no year 2000 issues. This task is complete with information regarding the Netrix Products available via Internet access and software release notes. NETRIX suppliers are being asked to respond to the year 2000 issue. This will be an ongoing process and is considered a low risk to the

Company. Netrix has audited its Internal Systems and corrective measures are being taken to correct identified year 2000 issues.

         Internal Systems represent the largest area of concern for the Company. The Internal Systems category has been further broken down into hardware and software areas, business / operations applications, engineering applications, Unix based technologies and PC based technologies. The Company has identified all major hardware and software components that need to be assessed and has performed an assessment of all hardware and software identified.

         The Company has updated a majority of hardware in use and is in the process of converting all software applications that are known to have year 2000 issues. In August 1999, NETRIX successfully completed the Y2K software conversion upgrade for the Company's primary business / operations application for live production use in the third quarter of 1999.

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

         The Company does not intend to develop any contingency plans to address possible failures by the Company or its vendors to the year 2000 compliant with respect to information technology systems. The Company does not believe that such contingency plans are required because it believes that the Company and its information technology suppliers will be year 2000 compliant before January 2000. The Company currently does not have any contingency plans to address possible failures by its vendors to be year 2000 compliant with respect to non-information technology systems, but expects to develop such plans by September 1999.

         While Year 2000 issues present a potential risk to the Company's internal systems, distribution and supply chain, and facilities, the Company is minimizing its risk with a concentrated effort. The Company is performing an extensive assessment and is in the process of testing and remediating mission critical components. The Company has already identified and resolved a majority of these components, and expects that all components will be resolved by the fourth quarter. Management currently believes that all critical systems will be ready by January 1, 2000 and that the costs to address these issues will not exceed the budgeted amounts. Management estimates the cost to address and resolve Year 2000 issues will approximate $500,000, and these costs have been included in the Company's operating plan for 1999.

PART II -- OTHER INFORMATION

         ITEM 1.  NOT APPLICABLE.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the period ended June 30, 1999, we raised funds through an offering of convertible preferred stock. We also compensated certain persons for services they provided to us by issuing warrants to them.

         We offered and sold 298,187 shares of Series A 8% convertible preferred stock in a private offering exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. We did not use an underwriter in the offering, although we did compensate certain persons who introduced us to investors, as described below. We sold the preferred stock at $13.75 per share, which represented five times the price of our common stock at the time the shares were issued. Each share of preferred stock is convertible into shares of our common stock at a conversion price of $2.75 per share (representing five shares of common stock for every share of preferred stock). We have filed a registration statement related to the resale of the common stock underlying the preferred stock, however, most of this common stock is subject to limitations on transfer until May 2000. The resale limitations will be lifted prior to May 2000 as follows:

     o if the average closing bid price for our stock price is at least $3.43 for 10 consecutive trading days, 25% of the common stock may be sold;
     o if the average closing bid price for our stock price is at least $4.29 for 10 consecutive trading days, an additional 25% of the common stock may be sold;
     o if the average closing bid price for our stock price is at least $5.36 for 10 consecutive trading days, an additional 25% of the common stock may be sold; and
     o if the average closing bid price for our stock price is at least $6.71 for 10 consecutive trading days, all remaining shares will may be sold.

         In April 1999, in connection with obtaining an amendment and waiver of certain covenants contained in our credit agreement, we issued to Coast Business Credit, a division of Southern Pacific Bank, warrants to acquire 50,000 shares of common stock. The warrants are exercisable at $2.00 per share, and are exercisable until June 2004. In issuing these warrants, we relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act.

         In May 1999 we issued 25,000 warrants to Renwick Securities, Inc. as compensation for financial consulting services they provided to us. 10,000 of the warrants are exercisable at $3.00 per share, 7,500 are exercisable at $5.00 per share and 7,500 are exercisable at $7.00 per share. All of these warrants expire on March 30, 2004. In issuing these warrants, we relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act.

         In June 1999, we issued warrants to a consultant who is providing advice to us related to reducing costs associated with certain of our operations. As consideration, we issued 7,500 warrants to the consultant, exercisable through June 2004 at $3.00 per share. In issuing these warrants, we relied upon the exemption from registration under the Securities Act provided by
Section 4(2) of the Securities Act.

         In connection with the offering of the Series A preferred stock, we agreed to pay compensation to certain persons who introduced investors to us. We offered these persons the right to receive payment either (1) in cash or (2) in warrants to acquire common stock, and each of such persons requested payment in warrants. Accordingly, in June 1999 we issued 17,818 warrants exercisable at $3.50 per share and 32,000 warrants exercisable at $2.75 per share to these persons. Each warrant expires in 2004. In issuing these warrants, we relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act.

         ITEMS 3 THROUGH 5 ARE NOT APPLICABLE.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

4.1      Certificate of Designations for the Series A preferred stock.
4.2. Supplemental Certificate of Designations for the Series A preferred stock.
10.1.    Subscription Agreement for the Series A preferred stock.
10.2     Warrant Agreement with Coast Business Credit.
10.3 Form of Stock Purchase Warrant issued to consultants and to persons who introduced investors in the Series A 8% convertible preferred stock.
10.3 Amendment to Loan and Security Agreement with Coast Business Credit, a division of Southern Pacific Bank, dated as of April 19, 1999.


(b) Reports on form 8-k

No report on Form 8-K was filed during the quarter ended June 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NETRIX CORPORATION


Date:   August 16, 1999


                                    By:/s/ LYNN C. CHAPMAN
                                      _________________________________________
                                         LYNN C. CHAPMAN
                                         PRESIDENT AND CHIEF OPERATING OFFICER



                                    By:/s/  PETER J. KENDRICK
                                      _________________________________________
                                           PETER J. KENDRICK
                                           VICE PRESIDENT FINANCE AND
                                           ADMINISTRATION AND CHIEF FINANCIAL
                                           OFFICER (PRINCIPAL FINANCIAL OFFICER)



                                    By: /s/ NORMAN F. WELSCH
                                      _________________________________________
                                            NORMAN F. WELSCH
                                            PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX