Form 10-Q
period 1999-09-30
NETRIX CORP
filed 1999-11-15
CIK 889237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                                   (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                    Yes _____X_____      No _________

         At November 12, 1999 there were 11,609,217 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                               NETRIX CORPORATION

                                    FORM 10-Q

                               September 30, 1999

                                      INDEX



                                                                                               Page No.
                                                                                               --------
PART I -- FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1 -- FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations for the nine
                         and the three months ended September 30, 1999 and 1998                    2
                  Condensed Consolidated Balance Sheets                                            3
                  Condensed Consolidated Statements of Cash Flows                                  4
                  Notes to Unaudited Condensed Consolidated Financial Statements                   5

         ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                         11


PART II -- OTHER INFORMATION

         ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                                      17

         ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                               18


SIGNATURE                                                                                         19


PART I -- FINANCIAL INFORMATION

         Item  1.  Financial Statements

                               NETRIX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                                               Nine Months Ended                 Three Months Ended
                                                                  September 30                       September 30
                                                          -----------------------------      -----------------------------
                                                              1999            1998              1999             1998
                                                              ----            ----              ----             ----

Revenues:
      Product....................................           $16,079         $16,272            $6,148           $5,849
      Service....................................             5,309           7,111             1,913            2,462
                                                          ---------       ---------         ---------        ---------
            Total revenues.......................            21,388          23,383             8,061            8,311

Cost of revenues:
      Product.....................................            7,512           7,543             2,632            2,847
      Service.....................................            3,638           4,024             1,130            1,264
                                                          ---------        --------          --------         --------
            Total cost of revenues................           11,150          11,567             3,762            4,111

                  Gross profit....................           10,238          11,816             4,299            4,200

Operating expenses:
      Sales and marketing..........................           4,621           7,774             1,589            1,788
      Research and development.....................           5,337           4,939             1,979            1,696
      General and administrative...................           3,683           3,080             1,365              912
      Stock compensation expense...................             763             ---               763              ---
      Restructuring reserve........................             900             ---               ---              ---
                                                          ---------        --------          --------         --------
           Loss from operations....................          (5,066)         (3,977)           (1,397)            (196)

Interest and other income, net.....................            (218)            (20)              (45)              16
Foreign exchange gain..............................             ---              87               ---               40

                                                          ---------        --------          --------         --------
Net Loss...........................................          (5,284)         (3,910)           (1,442)            (140)

Dividends and accretion on preferred stock.........            (574)            ---              (534)             ---

                                                          ---------        --------          --------         --------
Net loss attributable to common stock..............          (5,858)         (3,910)           (1,976)            (140)

-----------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss)/gain....................             (40)           (257)               61             (199)

Comprehensive loss.................................          ($5,324)        ($4,167)          ($1,381)          ($339)

-----------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share....................          ($0.51)         ($0.37)           ($0.17)          ($0.01)
                                                          =============    ============      ============     ============

Shares used in per share calculation..............            11,513          10,702            11,566           11,451
                                                          =============    ============      ============     ============



       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In Thousands, Except Share Amounts)




                                                                               September 30,             December 31,
                                                                                   1999                      1998
                                                                             ------------------         ----------------
                                                                                (Unaudited)
                              ASSETS


      Current assets:
            Cash and cash equivalents..................................             $1,645                   $2,488
            Restricted cash............................................              3,053
            Accounts receivable, net of allowance for doubtful
                  accounts of $788 and $796, respectively..............              6,957                    7,499
            Inventories................................................              4,761                    5,265
            Other current assets.......................................                359                      472
                                                                              ------------              -----------
      Total Current assets:                                                         16,775                   15,724

      Property and equipment, net of accumulated depreciation
           of $21,727 and $20,473, respectively........................              3,043                    3,823

      Deposits and other assets........................................                121                      165
      Goodwill, net of accumulated amortization of $1,911
            and $1,712, respectively...................................                330                      529
                                                                              ============              ===========
TOTAL ASSETS                                                                       $20,269                  $20,241
                                                                              ============             ============


               LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Line of credit.............................................             $1,174                   $2,167
            Accounts payable...........................................              3,907                    3,011
            Accrued liabilities........................................              3,018                    2,946
                                                                              ------------             ------------
           Total current liabilities...................................              8,099                    8,124

      Stockholders' equity:
            Preferred stock, $0.05 par value; 1,000,000 shares
                 authorized; 298,187 issued and outstanding,
                 preference in liquidation.............................              4,424                      ---
            Common stock, $0.05 par value; 15,000,000
                 shares authorized; 11,609,217 and 11,490,000
                 shares issued and outstanding, respectively...........                581                      575
            Warrants...................................................                862                      257
            Additional paid-in capital.................................             59,231                   57,679
            Deferred Compensation......................................               (637)                     ---
            Accumulated other comprehensive loss.......................               (160)                    (120)
            Accumulated deficit........................................            (52,131)                 (46,274)
                                                                              ------------             ------------
             Total stockholders' equity................................             12,170                   12,117
                                                                              ------------             ------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                           $20,269                  $20,241
                                                                              ============             ============




       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)



                                                                                   Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                               1999                     1998
                                                                                 ---------------            ------------
       Net loss.................................................................  ($5,283)                  ($3,910)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization........................................    1,453                     1,876
       Decrease in deferred rent credit                                                                         (96)
           Non-Cash Interest Expense............................................      179                       ---
           Deferred Compensation Expense........................................      763
           Changes in assets and liabilities -
              Accounts receivable...............................................      542                    (1,211)
              Inventories.......................................................      504                     1,439
              Other current assets..............................................      289                       314
              Deposits and other assets.........................................       44                       260
              Accounts payable..................................................      896                      (420)
              Accrued liabilities...............................................       72                      (684)
              Other liabilities.................................................      ---                         0
                                                                                 ---------------            ------------
              Net cash used in operating activities.............................     (541)                   (2,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment..................................     (474)                     (918)

                                                                                 ---------------            ------------
           Net cash (used in) provided by investing activities..................     (474)                     (918)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from private placement......................................    4,100                     2,076
           Payments on  line of credit, net.....................................     (993)                      553
           Proceeds from exercise of stock options..............................      198                        14
           Proceeds from employee stock purchase plan...........................       48                        90
           Payment of Private Placement Costs...................................      (88)                      ---
                                                                                 ---------------            ------------
           Net cash provided by (used in) financing activities..................    3,265                     2,733

Effect of foreign currency exchange rate changes on
           cash and cash equivalents............................................      (40)                     (256)
                                                                                 ---------------            ------------
                                                                                     2,210                     (873)

Cash and cash equivalents, beginning of period..................................     2,488                    2,758
                                                                                 ===============            ============
Cash and cash equivalents, end of period........................................    $4,698                   $1,885
                                                                                 ===============            ============

           Supplemental disclosure of cash flow information
                   Cash paid during the period for interest.....................      $293                     $136
                   Cash paid during the period for income taxes.................       ---                      ---





       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION:

         Netrix Corporation ("Netrix" or the "Company") is a worldwide provider of VoIP and data networking products. The Company develops, manufactures, markets, and supports networking equipment for voice, data, and image networks. Netrix products are designed to transport voice over data networks to enable its customers to realize significant cost savings. Netrix was incorporated in 1985. The Company conducts operations in the United Kingdom and Hong Kong through its wholly owned subsidiary, Netrix International Corporation (a Delaware corporation), and in Germany and Italy through its wholly owned subsidiaries Netrix GmbH and Netrix S.r.l., respectively. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

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

         PROPOSED MERGER

          On September 30, 1999, Netrix sigend a definitive merger agreement with OpenROUTE Networks, Inc. (OpenROUTE) whereby OpenROUTE will merge with and into Netrix and Netrix will be the surviving corporation. As consideration for the merger, each holder of OpenROUTE common stock will receive one share of Netrix common stock for each share of OpenROUTE common stock that it holds. The agreement has been approved by the boards of directors of both companies and is subject to the approval of the stockholders of each company.

         RISKS AND OTHER IMPORTANT FACTORS

         For the three months ended September 30, 1999, the Company reported revenues of $8.1 million and a net loss attributable to common stock of $2.0 million, compared to revenues of $8.3 million and a net loss attributable to common stock of $140,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, revenues were $21.4 million and the net loss was $5.8 million, compared to revenues of $23.4 million and a net loss of $3.9 million for the nine months ended September 30, 1998.

         On May 14,1999 the Company completed a private placement by selling and issuing 298,187 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share, and by issuing warrants to purchase an additional 49,818 share of Common Stock at an exercise price of $2.75 per share. Each share of Preferred Stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative from May 14, 1999, and are payable semi-annually, in arrears, on April 30 and October 31 of each year, commencing October 31, 1999. Dividends are payable in cash or shares of Common Stock, at the Company's election. The Preferred Stock is convertible at any time prior to redemption, at the option of the holder, into Common Stock at a conversion rate equal to five shares of Common Stock for each share of Preferred Stock, subject to adjustment in certain circumstances. The fair value of the Preferred Stock's beneficial conversion feature, reflective of the difference between the conversion price of the Preferred Stock and the market value of the underlying Common Stock on the date of issue, constitutes, for accounting purposes, a dividend by the Company. The beneficial conversion feature is approximately $1.2 million and the Company will reflect the dividend as a non-cash charge to earnings in its consolidated statement of operations in connection with the lapse of the transfer restrictions on the underlying Common Stock. The transfer restrictions lapse in May 2000 or in 25 percent installments when the average closing price for the common stock over a period of 10 consecutive trading days is at least 125 percent, 156 percent, 195 percent and 244 percent of the initial conversion price of the Preferred Stock, $2.75 per share. The Preferred Stock is redeemable at the option of the Company at any time after the closing bid price for the Common Stock on the NASDAQ Stock Market has equaled or exceeded $6.00 for 10 consecutive trading days. The redemption price is $17.50 per share plus accrued but unpaid dividends to the date of repurchase.

         In  connection  with the private  placement,  the Company  received net proceeds of $4.0 million which use is restricted for severance and other restructuring activities, and marketing and sales initiatives. On June 15, 1999 the Company filed with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the Common Stock underlying the Preferred Stock. The Company is to undertake all reasonable efforts to cause the registration statement to be declared effective by the SEC.

         As a result of the combination of the net loss for the quarter and the proceeds of the private placement, the Company's tangible net worth increased from $10.0 million at March 31, 1999 to $11.8 million at September 30, 1999. The Company's initial line of credit agreement negotiated in November 1997 required it to maintain a tangible net worth of at least $13.5 million measured at the end of each month. Between October 31, 1998 and March 31, 1999 the Company was in violation of this covenant. This covenant violation allowed the Company's lending institution to call for collection of the outstanding loan balance. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis effective January 1, 1999, and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. At March 31, 1999, June 30, 1999 and September 30,1999 the Company was in compliance with the new covenant, and management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the lending institution upon violation of the new covenant.

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

         For the nine months ended September 30, 1999 the Company's operating activities used $541,000 and $2.4 million of cash, respectively. The cash used by operations was primarily due to continued net losses from operations. At September 30, 1999, the Company had $4.7 million in cash and cash equivalents with $1.2 million outstanding of the $1.5 million available under the line of credit agreement. The Company is relying on future sales and the collection of the related accounts receivable to meet its cash obligations. The Company may be unable to meet these obligations as they become due and may be required to curtail its operations. If the Company is required to curtail its operations there can be no assurances that the carrying value of the Company's assets will be fully realized.

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

4.    INVENTORIES:

           Inventories consisted of the following (in thousands):

                                 September 30, 1999     December 31, 1998
                                 ------------------     -----------------

           Raw materials                 $  305                $  350
           Work in process                1,016                   364
           Finished goods                 3,440                 4,551
                               ------------------     ----------------------
Total inventories                        $4,761                $5,265
                               ==================     ======================



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

         The Company's initial line of credit agreement negotiated in November 1997 required it to maintain a tangible net worth covenant of at least $13.5 million measured at the end of each month. Between October 31, 1998 and March 31, 1999 the Company was in violation of this covenant. This covenant violation allowed the Company's lending institution to call for collection of the outstanding loan balance. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis effective January 1, 1999, and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. At September 30, 1999, the Company was in compliance with the new covenant, and management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the Company's lending institution upon violation of the new covenant. Concurrent with the April 1999 waiver of default, the lending institution extended the line of credit agreement to May 31, 2001. In connection with the waiver of default and extension of the line of credit agreement, the Company granted the lending institution 50,000 warrants to purchase Common Stock at an exercise price of $2.00 per share. During the quarter ended March 31, 1999, the Company recognized additional interest charges of $97,000 in relation to the fair value of these warrants.

         Borrowings under the current line of credit are based on qualified domestic accounts receivable and are collateralized by the Company's assets. At September 30, 1999, the Company had $1.2 million outstanding of the $1.5 million available under the line of credit agreement. At December 31, 1998, the Company had $2.2 million outstanding of the $2.4 million available under the line of credit.

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

Revenues consisted of the following (in thousands):



                                        Nine Months Ended Septmber 30,        Three Months Ended September 30,
                                        ------------------------------        --------------------------------
        Product Group                  1999               1998                  1999                   1998
        -------------                  ----               ----                  ----                   ----

        2200                             $8,780             $5,453             $3,954                 $1,713
        2500                              5,250              5,939              1,837                  3,005
        S1000                               664                633                 23                    161
        S10                               1,173              3,221                334                    603
        Telecom                             212              1,026                  -                    367
                                    ------------       ------------       ------------          -------------
        Total product revenues           16,079             16,272              6,148                  5,849
        Service revenues                  5,309              7,111              1,913                  2,462
                                    ============       ============       ============          =============
        Total revenues                  $21,388            $23,383             $8,061                 $8,311
                                    ============       ============       ============          =============




         GEOGRAPHIC INFORMATION

         The Company sells its products and services through its foreign affiliates in the United Kingdom, Germany and Italy. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and service revenues is based upon the location of the customer.

         The Company's product and service revenues for 1999 and 1998 were generated in the following geographic regions (in thousands):




                                 Nine Months Ended Sept 30,                Three Months Ended Sept 30,
                               -----------------------------             ------------------------------
                                  1999                1998                  1999                  1998
                                  ----                ----                  ----                  ----


United States                      $12,745           $12,384               $5,462               $5,166
Europe, Middle East and Africa       6,371             7,713                1,782                1,668
Pacific Rim and Other                2,272             3,286                  817                1,477
                               ------------        ------------       ------------         ------------
Total                            $21,388             $23,383               $8,061               $8,311
                               ============        ============       ============         ============


Included in domestic product and service revenues are sales through systems integrators and distributors to the Federal Government of $25,000 for the three months ended September 30, 1999 and $160,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, these sales were $214,000 compared to $342,000 for the nine months ended September 30, 1998.

The Company's long-lived assets were located as follows:


                              Nine Months Ended Sept 30,
                             ----------------------------
                               1999           1998
                               ----           ----
United States                $3,135          $4,808          (includes Goodwill)
United Kingdom                  205             272
Germany                          15              25
Italy                            18              76

                             ========        ========
Total long-lived assets      $3,373          $5,181
                             ========        ========

SIGNIFICANT CUSTOMERS

         There were no customers that accounted for greater than 10% of total revenues for the nine months ended September 30, 1999 and 1998.


7.    RESTRUCTURING CHARGE:

         In April 1999, the Company implemented a restructuring of operations to reduce and economize its work force as part of an overall plan to return to profitability. The restructuring charges of $900,000 resulted from $843,000 of accrued severance and benefit costs associated with a reduction-in-force of 36 employees across all functional areas of the Company, and $57,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. As of September 30, 1999, severance of $602,000 and lease termination costs of $57,000 have been paid, and the remaining severance payments of $241,000 will occur over the next six months. The Company also paid $100,000 of final severance payments to certain international employees that resulted from an April 1997 restructuring of operations.


8.    FOREIGN CURRENCY EXCHANGE GAIN:

         Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. The Company had no foreign exchange gains or losses for the nine months ended September 30, 1999, and had a net foreign exchange gain of $87,000 for the nine months ended September 30, 1998.

9.    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods; however, for the three and nine months ended September 30, 1999 and 1998, the effect of common stock equivalents has not been considered as they would have been antidilutive.


10.      STOCKHOLDERS' EQUITY

         On May 14,1999 the Company completed a private placement by selling and issuing 298,187 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share, and by issuing warrants to purchase an additional 49,818 share of Common Stock at an exercise price of $2.75 per share. Each share of Preferred Stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative from May 14, 1999, and are payable semi-annually, in arrears, on April 30 and October 31 of each year, commencing October 31, 1999. Dividends are payable in cash or shares of Common Stock, at the Company's election. The Preferred Stock is convertible at any time prior to redemption, at the option of the holder, into Common Stock at a conversion rate equal to five shares of Common Stock for each share of Preferred Stock, subject to adjustment in certain circumstances. The fair value of the Preferred Stock's beneficial conversion feature, reflective of the difference between the conversion price of the Preferred Stock and the market value of the underlying Common Stock on the date of issue, constitutes, for accounting purposes, a dividend by the Company. The beneficial conversion feature is approximately $1.2 million and the Company will reflect the dividend as a non-cash charge to earnings in its consolidated statement of operations in connection with the lapse of the transfer restrictions on the underlying Common Stock. The transfer restrictions lapse in May 2000 or in 25 percent installments when the average closing price for the common stock over a period of 10 consecutive trading days is at least 125 percent, 156 percent, 195 percent and 244 percent of the initial conversion price of the Preferred Stock, $2.75 per share. The Preferred Stock is redeemable at the option of the Company at any time after the closing bid price for the

Common Stock on the NASDAQ Stock Market has equaled or exceeded $6.00 for 10 consecutive trading days. The redemption price is $17.50 per share plus accrued but unpaid dividends to the date of repurchase. In connection with the private placement, the Company received net proceeds of $4.0 million which use is restricted for severance and other restructuring activities, and marketing and sales initiatives. On June 15, 1999 the Company filed with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the Common Stock underlying the Preferred Stock. The Company is to undertake all reasonable efforts to cause the registration statement to be declared effective by the SEC.

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

     The Company announced on April 26, 1999 that its newly elected Board of Directors is overseeing an immediate operational restructuring as part of an overall plan to return to profitability. The effort is focusing on a reduction of fixed costs, outsourcing non-critical manufacturing and services, and an accelerated phase-out of older/low margin products. In addition, Netrix is aggressively expanding its direct sales force and focusing on service providers such as ISP's, CLEC's and telecommunication carriers. In connection with the operational restructuring, the Company has implemented a reduction-in-force that, when combined with previous actions, has reduced headcount 25% across all functional areas since the beginning of 1999.

     The Company announced on May 11, 1999, that Stephen T. Francesco, Chairman, was appointed CEO, and that Lynn C. Chapman will maintain his position as President and assume the role of COO.

     On May 14,1999 the Company completed a private placement by selling 298,187 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share. In connection with the private placement, the Company received net proceeds of $4.0 million to be used to fund operations, severance and other restructuring activities, and marketing and sales initiatives.

     On June 16, 1999, the Company announced the appointment of a senior Microsoft executive to the board. Mr. Greg McNulty has over 23 years of experience in the high technology sales and marketing environment, and is Senior Group Manager of Business Development for Microsoft-Web TV Network Services managing Web TV's relationships with RBOC's, ILEC's, CLEC's, and ISP's.

     On July 12, 1999, the Company issued a joint press release with Sonus Communications, Inc. announcing a significant milestone in the development of the Voice Over Internet Protocol (VoIP) telephony market. The VoIP services that Sonus Communications provides for telecommunications carriers to China using Netrix' 2210 Series Gateways is now comparable in terms of voice quality, connect rates and dial tone delay with direct service from China Telecom, at an average 30 percent lower base cost to carriers.

         On July 27, 1999, the Company announced the appointment of Sean Rooney as Senior Vice President of Sales. Rooney, formerly General manager of
Diversified markets for Sony Electronics, Inc., will lead a staff of 20 salespeople including 15 newly acquired professionals from industry competitors.

         On August 5, 1999, the Company announced the appointment of Peter J. Kendrick as Vice president and Chief Financial Officer, replacing Norman Welsch in his day to day activities. Mr. Kendrick joins the Company with 16 years experience as a CFO and former investment banker with a background in financial operations, initial public offerings and mergers and acquisitions.

         BACKGROUND. The results for the three and nine months of 1999 reflect an overall decrease in the revenues and increase in expenses of the Company from the comparable period in 1998. The increase in expenses is due primarily to an increase in G&A expense for legal and accounting fees associated with the changes in capital structure and management. During the first nine months of 1999, Netrix continued to experience a decline in revenues in the product line it acquired from Republic Telcom, and a net increase in its new products, the 2210, which combines the Republic technology with Netrix switching capability. Geographically, during the first nine months of 1999, the Company continued to experience declining revenues from international customers, which was partially offset by an increase in revenues from domestic customers.

         In April 1999, the Company implemented a restructuring of operations to reduce and economize its work force as part of an overall plan to return to profitability. The restructuring charges of $900,000 resulted from $843,000 thousand of accrued severance and benefit costs associated with a reduction-in-force of 36 employees across all functional areas of the Company, and $57,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. The reduction-in-force and payment of severance will occur over a six-month period.

         REVENUES. For the three months ended September 30, 1999, revenues decreased $200,000 or 3% to $ 8.1 million, from $8.3 million for the three months ended September 30, 1998. The decrease in revenues was due primarily to a decrease in service revenues of $549,000, or 22%, to $1.9 million from $2.5 million. For the nine months ended September 30, 1999, revenues decreased $2.0 million, or 8.5% to $21.4 million, from $23.4 million for the nine months ended September 30, 1998. For the three months ended September 30, 1999 product revenues increased $300,000 or 5% to $6.1 million from $5.8 million for the three months ended September 30, 1998. The increase in product revenues is primarily a result of increase sales of the 2210 series product line. For the nine months ended September 30, 1999 product sales remained essentially the same as compared to the nine months ended September 30, 1998. For the nine months ended September 30, 1999 service revenues decreased $1.8 million or 25% to $5.3 million from $7.1 million for the nine months ended September 30, 1998. The decrease is a result of cancellations and non-renewals of maintenance contracts by various customers using legacy equipment.

         GROSS PROFIT. For the three months ended September 30, 1999, gross profit increased by $100,000, or 2%, to $4.3 million, from $4.2 million for the three months ended September 30, 1998. As a percentage of revenues, gross profit increased to 53% for the three months ended September 30, 1999, from 51% for the three months ended September 30, 1998. For the nine months ended September 30, 1999 gross profit decreased $1.6 million or 13% to $10.2 million from $11.8 million for the nine months ended September 30, 1998. For the three months ended September 30, 1999 gross profit for product revenue increased $514,000 or 17% to $3.5 million from $3.0 million for the three months ended September 30, 1998. For the three months ended September 30, 1999 gross profit for service revenues decreased $415,000 or 3% to $783,000 from $1.2 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, gross profit for product decreased $200,000 or 2% to $8.5 million from $8.7 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999 gross profit for service revenue decreased $1.8 million or 58% to $1.3 million from $3.1 million for the nine months ended September 30, 1998. The three and nine month gross profit changes are primarily a result of a lower-margin product mix, a greater proportion of sales made through distributors, which generally have higher discounts than direct retail sales, and competitive pricing pressures. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range. The three and nine month decrease in service gross profit is primarily the result of lower service revenues from cancellations and non-renewals of maintenance contracts by various customers using legacy equipment.

         SALES AND MARKETING. For the three months ended September 30, 1999 sales and marketing expenses decreased by $199,000, or 11%, to $1.6 million from $1.8 million for the three months ended September 30, 1998. The quarterly decrease is the result of reduced marketing material expenditures of $90,000 and other cost reductions of $109,000. Sales and marketing expenses decreased $3.2 million, or 41%, to $4.6 million for the nine months ended September 30, 1999 from $7.8 million for the nine months ended September 30, 1998. The year over year decreases are the result of a decrease in bad debt expense of $1.1 million, and other reductions totaling $1.8 million in personnel, trade show initiatives and advertising and marketing materials

         RESEARCH AND DEVELOPMENT. For the three months ended September 30, 1999, research and development expenses increased $300,000 or 17% to $1.9 million from $1.6 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses increased $300,000 or 8% to $5.3 million from, from $5 million for the nine months ended September 30, 1998. The year over year increase in research and development expenses is due primarily to an increase in personnel costs of $100,000 and an increase in consulting fees of $250,000. All of the Company's research and development costs are expensed to operations as incurred during the periods reported.

         GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 1999 General and administrative (G&A) expenses increased $450,000 or 50% to $1.4 million from $900,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 G&A expenses increased $600,000 or 20% to $3.7 million from $3.1 million for the nine months ended September 30, 1998. The increase in G&A was the result of higher accounting and legal expenses associated with the restructuring of operations, changes to the Company's capital structure, the renegotiation of the line of credit, the default waiver with the Company's lending institution, and costs associated with the renewal of the headquarters office lease.

         STOCK COMPENSATION. The company incurred stock compensation expense of $763,000 associated with stock options issued to Mr. Steven Francesco, Chairman & CEO in July of 1999.


         RESTRUCTURING RESERVE. In April 1999, the Company implemented a restructuring of operations to reduce and economize its work force as part of an overall plan to return to profitability. The restructuring charges of $900,000 resulted from $843,000 of accrued severance and benefit costs associated with a reduction-in-force of 36 employees across all functional areas of the Company, and $57,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. The reduction-in-force and payment of severance will occur over a six-month period.

         INTEREST AND OTHER INCOME, NET. For the three months ended September 30, 1999, the company had net interest expenses of $89,000 compared to $45,000 for the three months ended September 30, 1998. The quarter over quarter increase was primarily the result of lower interest income due to less cash available for overnight investments. For the nine months ended September 30, 1999, net interest expense was $293,000, compared to $138,000 for the nine months ended September 30, 1998. The year over year increase in net interest expense is the combined result of a $97,000 charge related to the fair value of warrants issued to the Company's lending institution, $43,000 lower interest income due to less cash available for overnight investments, and higher interest costs resulting from higher rates and loan balances during 1999.

         FOREIGN EXCHANGE GAIN OR LOSSES. For the three months ended September 30, 1999 the Company had no foreign exchange gains or losses compared to a $40,000 foreign exchange gain for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company had no foreign exchange gains or losses, compared to a foreign exchange gain of $87,000 for the nine months ended September 30, 1998.

         NET LOSS. For the three months ended September 30, 1999, the Company had a net loss of $2.0 million, compared to a net loss of $140,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company had a net loss of $5.8 million, compared to a net loss of $3.9 million for the nine months ended September 30, 1998. The increase in net loss is due primarily to increase in G&A costs associated with legal and accounting expenses of $350,000, R&D costs of $250,000, stock compensation expense of $763,000 and a dividend on preferred stock of $534,000. The three and nine month changes in net loss were the combined result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had $4.7 million of cash and cash equivalents and net working capital of $8.7 million, compared to $2.5 million of cash and cash equivalents and net working capital of $7.6 million at December 31, 1998. For the nine months ended September 30, 1999, total cash used by operations was $541,000 compared to $2.4 million for the nine months ended September 30, 1998. The cash used by operations was primarily due to continued net losses from operations. The decrease in cash used in operating activities during the nine months ended September 30, 1999, was primarily the result of a decrease in accounts receivable of $542,000, compared to an increase in accounts receivable of $1.2 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company used cash to pay-down the line of credit by $1.0 million.

         In May 1999, the Company received net proceeds of $4.0 million from a private placement of Series A Convertible Preferred Stock. In April 1998, the Company received net proceeds of $2.1 million through a private placement of Common Stock.

         Capital acquisitions during the nine months ended September 30, 1999 were $474,000 compared to $918,000 for the nine months ended September 30, 1998. These acquisitions were primarily equipment used for research and development purposes and computer and test equipment.

         In November 1997, the Company negotiated a $3.0 million line of credit agreement with a lending institution to be used for working capital. This agreement provided for interest at a per annum rate equal to the lender's prime rate plus 2%, subject to a minimum monthly interest based on 40% utilization of $3.0 million. In August 1998, as a result of concerns about the deterioration of aged international accounts receivable, the Company's lending institution eliminated international receivables as qualified accounts receivable for borrowing collateral. The lending institution also increased the interest rate for outstanding loan amounts to prime plus 3 1/2% from prime plus 2%. In October 1998, the lending institution reinstated a sub-line of credit up to an amount of $600,000 for selected foreign accounts receivable. Borrowings under the line are based on qualified domestic accounts receivable and are collateralized by the Company's assets. At September 30, 1999, the Company had $4.7 million in cash and cash equivalents with $1.2 million outstanding of the $1.5 million available under the line of credit agreement. At December 31, 1998, the Company had $2.4 million of eligible borrowing availability and $2.2 million outstanding under the line of credit. As of September 30, 1999, the Company's domestic accounts receivable have generated adequate borrowing for operations, and the Company has not had to use the foreign sub-line of credit.

         As a result of the combination of the net loss for the quarter and the proceeds of the private placement, the Company's tangible net worth increased from $10 million at March 31, 1999 to $11.8 million at September 30, 1999. The line of credit agreement negotiated in November 1997 required the Company to maintain a tangible net worth of at least $13.5 million measured at the end of each month. Beginning October 31, 1998 the Company had been in violation of this covenant. This covenant violation allows the Company's lending institution to call for collection of the outstanding loan balance. On April 12, 1999 the lending institution granted the Company a waiver of past covenant violations and waived its right to call the line of credit for these covenant violations. Concurrent with the April 1999 waiver of default, the lending institution extended the line of credit agreement to May 31, 2001. The lending institution amended the line of credit agreement to measure the Company's tangible net worth on a quarterly basis effective January 1, 1999, and set the minimum tangible net worth covenant at $9.8 million as of March 31, 1999 and $9.0 million for all subsequent quarters. As of September 30, 1999, the Company was in compliance with the new covenant, and management believes that this new covenant will be adequate for the Company to operate under in the foreseeable future. However, there can be no assurances that the Company will not violate the new covenant or that the outstanding loan balance will not be called by the lending institution upon violation of the new covenant.

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


PART II -- OTHER INFORMATION

Item 1.

         None.

Item 2.

         On September 29, 1999 Netrix issued 100,000 warrants to Kaufman Bros., L.P., our investment banker in connection with the OpenROUTE merger, as part of the consideration paid to Kaufman Bros. for its services in connection with the merger. The warrants have an exercise price of $3.00 per share and are exercisable through August 2004. The issuance was not registered under the Securities Act of 1933 in reliance upon Section 4(2) under the Securities Act.

         Pursuant to a consulting agreement with Renwick Corporate Finance Inc., as part of their monthly compensation we agreed to issue to them warrants to acquire 3,333 shares of common stock at $3.75 per share for each month of services. The agreement was in effect during the quarter until mid-September. The issuance was not registered under the Securities Act of 1933 in reliance upon Section 4(2) under the Securities Act.

         In September 1999, we issued warrants to a consultant who is providing advice to us related to reducing costs associated with certain of our operations. As consideration, we issued 7,500 warrants to the consultant, exercisable through September 2004 at $3.00 per share. In issuing these warrants, the company relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act.

         In connection with the offering of the Series A preferred stock, we agreed to pay compensation to certain persons who introduced investors to us. We offered these persons the right to receive payment either (1) in cash or (2) in warrants to acquire common stock, and each of such persons requested payment in warrants. Accordingly, in September 1999 the company issued 17,818 warrants exercisable at $3.50 per share and 32,000 warrants exercisable at $2.75 per share to these persons. Each warrant expires in 2004. In issuing these warrants, the company relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act.

Item 3.

         None.

Item 4.

         We held our annual meeting of stockholders on July 27, 1999. The agenda for the meeting was to discuss and vote upon four proposals:

         1. The election of Richard Yalen and Gregory McNulty as directors to serve until the annual meeting in 2002;
         2. An  increase  in our authorized  common stock to 29,000,000 shares;
         3. Adoption of the 1999 Long-Term Incentive Plan; and
         4. Ratification of Arthur Andersen LLP as independent public accountants.

         At the meeting Proposals 1, 2 and 4 were presented to stockholders for approval. The meeting was adjourned until August 26, 1999 with respect to proposal 3, and it was discussed and voted upon on that date.

         The results of the votes are as follows:



                                             Votes
Proposal                   Votes For        Against           Abstain           Not voted
--------                   ---------        -------           -------           ---------

1a-  Election of            89.75%           6.83%              -                3.42%
     Richard Yalen

1b-  Election of            89.72%           6.86%              -                3.42%
     Gregory McNulty

2-   Increase in            73.14%           17.25%            0.29%             9.32%
     Capital Stock

3-   Adoption of Long       75.71%           17.91%            0.28%             6.10%
     Term Incentive Plan

4-   Approval of            94.00%           2.40%             0.18%             3.42%
     Accountants


Item 5.

         None.

Item 6.

     (a) Exhibit Index:
         -------------

         The exhibits listed below have been filed as part of this report.

          3.1 Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to Netrix's registration statement on Form S-1 filed on September 18, 1992, as amended (File No. 33-50464) (the "1992 S-1").

         3.2 Amendment to Certificate of Incorporation dated August 26, 1999 (incorporated by reference to Exhibit 4.8 to Netrix's registration statement on Form S-3, filed on June 16, 1999, as amended (File No. 333-81109) (the "1999 S-3")).

         3.3 Amended and restated by-laws of Netrix (incorporated into this registration statement by reference to Exhibit 3.2 of the 1992 S-1).

         4.1 Specimen certificate of common stock of the registrant (incorporated by reference to Exhibit 4.2 to the 1992 S-1).

         4.2 Certificate of designations for the form of Series A 8% convertible preferred stock (incorporated by reference to Exhibit 4.4 to the 1999 S-3).

         4.3 Supplemental certificate of designations for the form of Series A 8% convertible preferred stock (incorporated by reference to Exhibit 4.2 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999, Commission File No. 0-50464).

         4.4        Form  of  Warrant  issued   to   Renwick   Securities,  Inc.
                    (incorporated by reference to Exhibit 10.3 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999, Commission File No. 0-50464).

         4.5        Form  of   Warrant   issued   to   Coast   Business   Credit
                    (incorporated by reference to Exhibit 10.2 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999, Commission File No. 0-50464).

         4.6        Form of Warrant issued to Kaufman Bros., L.P.

         10.1 Loan and Security Agreement dated November 18, 1997 with Coast Business Credit, a division of Southern Pacific Bank (incorporated by reference to Exhibit 10.8 to Netrix's annual report on Form 10-K filed on March 31, 1998, Commission File No. 0-50464).

         10.2 Amendment to Loan an Security Agreement dated April 19, 1999 with Coast Business Credit, a division of Southern Pacific Bank (incorporated by reference to Exhibit 10.3 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999, Commission File No. 0-50464).

         10.3 Agreement and Plan of Merger dated September 30, 1999 between Netrix Corporation and OpenROUTE Networks, Inc. (incorporated by reference to Exhibit 2.1 to Netrix's current report on Form 8-K filed on October 14, 1999, Commission File No. 0-50464).

         10.4 Amendment to Agreement and Plan of Merger between Netrix Corporation and OpenROUTE Networks, Inc. dated November 9, 1999.

         10.5*      Employment  Agreement  with  Steven Francesco dated March 3,
                    1999.

         10.6*      Employment  Agreement  with  Peter  Kendrick dated August 3,
                    1999.

         10.7*      Form of Retention Agreement with Executive Officers.

         10.8 Manufacturing Agreement dated September 1999 with SMT Centre S.E., Inc.

         10.9*      Long Term Incentive Plan, as amended.

         10.10* Amended and Restated Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Annual Report of Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K").

         10.11* 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the 1995 10-K).

         10.12* 1992 Directors Stock Option Plan (incorporated by reference to Exhibit 10.3 of the 1995 10-K).

         10.13*     1996 Stock Option Plan (incorporated by reference to Exhibit
                    10.4 of the 1995 10-K).

         10.14 Office Sublease, dated September 30, 1999 between Netrix and Scoreboard, Inc..

         --------------------------------

         *     This   exhibit is a  compensatory  plan or  arrangement  in which executive  officers  or  directors of the Registrant participate.
         + Portions of this exhibit have been omitted subject to a pending confidential treatment request.


     (b) Reports on Form 8-K.
         --------------------
                           None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NETRIX CORPORATION

Date:   November 12, 1999


                                   By: /s/ Steven T. Francesco
                                       -----------------------------------------
                                           Steven T. Francesco
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


                                   By: /s/ Lynn C. Chapman
                                       -----------------------------------------
                                           Lynn C. Chapman
                                           President and Chief Operating Officer



                                   By: /s/ Peter J. Kendrick
                                       -----------------------------------------
                                           Peter J. Kendrick
                                           Vice President Finance and
                                           Administration and Chief Financial
                                           Officer (Principal Financial Officer)

     (a) Exhibit Index:
         -------------

         The exhibits listed below have been filed as part of this report.

         3.1 Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to Netrix's registration statement on Form S-1 filed on September 18, 1992, as amended (File No. 33-50464) (the "1992 S-1").

         3.2 Amendment to Certificate of Incorporation dated August 26, 1999 (incorporated by reference to Exhibit 4.8 to Netrix's registration statement on Form S-3, filed on June 16, 1999, as amended (File No. 333-81109) (the "1999 S-3")).

         3.3 Amended and restated by-laws of Netrix (incorporated into this registration statement by reference to Exhibit 3.2 of the 1992 S-1).

         4.1 Specimen certificate of common stock of the registrant (incorporated by reference to Exhibit 4.2 to the 1992 S-1).

         4.2 Certificate of designations for the form of Series A 8% convertible preferred stock (incorporated by reference to Exhibit 4.4 to the 1999 S-3).

         4.3 Supplemental certificate of designations for the form of Series A 8% convertible preferred stock (incorporated by reference to Exhibit 4.2 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999, Commission File No. 0-50464).

         4.4        Form   of   Warrant   issued  to  Renwick  Securities,  Inc.
                    (incorporated by reference to Exhibit 10.3 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999, Commission File No. 0-50464).

         4.5        Form  of   Warrant   issued   to   Coast   Business   Credit
                    (incorporated by reference to Exhibit 10.2 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999, Commission File No. 0-50464).

         4.6        Form of Warrant issued to Kaufman Bros., L.P.

         10.1 Loan and Security Agreement dated November 18, 1997 with Coast Business Credit, a division of Southern Pacific Bank (incorporated by reference to Exhibit 10.8 to Netrix's annual report on Form 10-K filed on March 31, 1998, Commission File No. 0-50464).

         10.2 Amendment to Loan an Security Agreement dated April 19, 1999 with Coast Business Credit, a division of Southern Pacific Bank (incorporated by reference to Exhibit 10.3 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999, Commission File No. 0-50464).

         10.3 Agreement and Plan of Merger dated September 30, 1999 between Netrix Corporation and OpenROUTE Networks, Inc. (incorporated by reference to Exhibit 2.1 to Netrix's current report on Form 8-K filed on October 14, 1999, Commission File No. 0-50464).

         10.4 Amendment to Agreement and Plan of Merger between Netrix Corporation and OpenROUTE Networks, Inc. dated November 9, 1999.

         10.5*      Employment  Agreement  with  Steven Francesco dated March 3,
                    1999.

         10.6*      Employment  Agreement  with  Peter  Kendrick dated August 3,
                    1999.

         10.7*      Form of Retention Agreement with Executive Officers.

         10.8 Manufacturing Agreement dated September 1999 with SMTC Centre S.E., Inc.

         10.9*      Long Term Incentive Plan, as amended.

         10.10* Amended and Restated Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Annual Report of Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K").

         10.11* 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the 1995 10-K).

         10.12* 1992 Directors Stock Option Plan (incorporated by reference to Exhibit 10.3 of the 1995 10-K).

         10.13*     1996 Stock Option Plan (incorporated by reference to Exhibit
                    10.4 of the 1995 10-K).

         10.14 Office Sublease, dated September 30, 1999 between Netrix and Scoreboard, Inc.

         --------------------------------

         * This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.
         + Portions of this exhibit have been omitted subject to a pending confidential treatment request.