Form 10-Q/A
period 1999-09-30
NETRIX CORP
filed 1999-12-21
CIK 889237

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-Q/A

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

                         YES _____X____ NO _________

      AT NOVEMBER 12, 1999 THERE WERE 11,609,217 SHARES OF THE REGISTRANT'S COMMON STOCK, $.05 PAR VALUE PER SHARE, OUTSTANDING.

                                EXPLANATORY NOTE

      This 10-Q/A is filed for the sole purpose of filing Exhibits No. 10.9 and
10.15 hereto.



                                   PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBIT INDEX:

      Exhibits 10.9 and 10.15 were omitted from Netrix's quarterly report on Form 10-Q filed on November 15, 1999 and are filed with this amendment.

      The following exhibits have been filed as part of this report:

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

   4.5 Form of Warrant issued to Coast Business Credit (incorporated by reference to Exhibit 10.2 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999).

   4.6 Form of Warrant issued to Kaufman Bros., L.P. (incorporated by reference to Exhibit 4.6 of Netrix's quarterly report on Form 10-Q filed on November 15, 1999).

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

   10.4 Amendment to Agreement and Plan of Merger between Netrix Corporation and OpenROUTE Networks, Inc., dated November 9, 1999 (incorporated by reference to Exhibit 10.4 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.5* Employment Agreement with Steven Francesco dated March 3, 1999 (incorporated by reference to Exhibit 10.5 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.6* Employment Agreement with Peter Kendrick dated August 3, 1999 (incorporated by reference to Exhibit 10.6 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.7* Form of Retention Agreement with Executive Officers (incorporated by reference to Exhibit 10.7 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.8 Manufacturing Agreement, dated September 1999, with SMT Centre S.E., Inc. (incorporated by reference to Exhibit 10.8 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.9*    1999 Long Term Incentive Plan, as amended (filed herewith).

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

   10.11*   1992 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.2 of the 1995 10-K).

   10.12*   1992 Directors Stock Option Plan (incorporated by reference to
            Exhibit 10.3 of the 1995 10-K).

   10.13* 1996 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the 1995 10-K).

   10.14 Office Sublease, dated September 30, 1999 between Netrix and Scoreboard, Inc. (incorporated by reference to Exhibit 10.14 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.15 Office Lease Agreement, dated July 1998, by and between Netrix and Bedminster Capital Funding LLC (filed herewith).

_________________

   * This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

   + Portions of this exhibit have been omitted subject to a pending confidential treatment request.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 21, 1999                  NETRIX CORPORATION


                                          By: /S/ Lynn C. Chapman
                                             -----------------------------------
                                          Lynn C. Chapman
                                          President and Chief Operating Officer


                                          By: /S/ Peter J. Kendrick
                                             -----------------------------------
                                          Peter J. Kendrick
                                          Vice President Finance and
                                          Administration and Chief Financial
                                          Officer (Principal Financial Officer)

                                EXHIBIT INDEX

      The following exhibits have been filed as part of this report:

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

   10.4 Amendment to Agreement and Plan of Merger between Netrix Corporation and OpenROUTE Networks, Inc. dated November 9, 1999.

   10.5* Employment Agreement with Steven Francesco dated March 3, 1999 (incorporated by reference to Exhibit 10.5 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.6* Employment Agreement with Peter Kendrick dated August 3, 1999 (incorporated by reference to Exhibit 10.6 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.7* Form of Retention Agreement with Executive Officers (incorporated by reference to Exhibit 10.7 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.8     Manufacturing Agreement dated September 1999 with SMT Centre
            S.E., Inc.

   10.9*    1999 Long Term Incentive Plan, as amended.

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

   10.11*   1992 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.2 of the 1995 10-K).

   10.12*   1992 Directors Stock Option Plan (incorporated by reference to
            Exhibit 10.3 of the 1995 10-K).

   10.13* 1996 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the 1995 10-K).

   10.14 Office Sublease, dated September 30, 1999 between Netrix and Scoreboard, Inc. (incorporated by reference to Exhibit 10.14 of Netrix's quarterly report on Form 10-Q filed November 15, 1999).

   10.15 Lease Agreement, dated July, 1998, by and between Netrix and Bedminster Capital Funding, LLC.

_____________________

   * This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

   + Portions of this exhibit have been omitted subject to a pending confidential treatment request.