Form 10-K
period 1999-12-31
NETRIX CORP
filed 2000-03-30
CIK 889237

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           --------------------------
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     |X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

     |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-50464

                            ------------------------
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

                               -------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Common Stock,
                                                             $0.05 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ______ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of Common Stock (par value $.05 per share) held by non-affiliates of Registrant on March 25, 2000: $736,300,181

The number of shares of Registrant's Common Stock (par value $.05 per share) outstanding as of March 25, 2000: 31,668,825

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from the Netrix Corporation Proxy Statement for the Annual Meeting of Stockholders, which will be filed on or before April 29, 2000.

ITEM 1.  BUSINESS

Netrix Corporation- doing business as Nx Networks

Nx Networks (the "Company"), is a worldwide provider of Internet telephony and data networking solutions. The Company, together with its subsidiaries, delivers a high performance, scalable product suite that serves today's voice and data convergence needs while anticipating tomorrow's demands for secure packet and cell based telephony solutions. The Company combines patented switched, compressed voice and data technology with advanced packet data networking capabilities to provide networking solutions that improve network performance and deliver an array of tangible network services.

The Company has distinguished itself as a pioneer in the data communications industry and as a leader in packetized voice, data networking and connectivity. Currently, the Company is pioneering next generation softswitch and intelligent service technologies that will simplify networking provisioning and will provide a platform for application services. Nx Networks customers include service providers, multinational corporations and government agencies in over 60 countries.

On December 22, 1999, the Company acquired OpenROUTE Networks, Inc., a provider of network connectivity products and solutions that are designed to meet the needs of Internet service providers and corporate enterprises. On March 16, 2000, the Company merged with AetherWorks Corporation ("AetherWorks"), a provider of innovative softswitch technology for the telecommunications industry. In connection with the OpenROUTE merger, the Company began conducting business under the name Nx Networks, Inc., and it is expected that the name change will be formally voted upon at the Company's 2000 annual meeting of stockholders.

CORPORATE OBJECTIVES

The Company's goal is to be a leading provider of Internet telephony solutions. The Company recognizes that Internet telephony is driving the communications industry to achieve an intelligent, feature rich and all-encompassing network. The Company intends to deliver solutions that offer secure, seamless end-to-end interoperability for integrated voice and data services in this market.

Nx Networks acquisition of AetherWorks provides the Company with superior softswitch technology and the resources to significantly expand the Company's penetration of the rapidly growing Internet telephony services market. Specifically, the Company believes this technology allows it to bring differentiated services to customers faster than its competitors. The Company will capitalize on its services segment by introducing innovative new products.

The Company believes that its products enhance the growth and deployment of multi-service networks, the adoption of virtual private networking ("VPN") and the implementation of voice over virtual private networking ("VoVPN"). Its tactical development projects also reflect service provider deregulation and competition, the growth of e-commerce and the increased demand for comprehensive Internet protocol services.

During 2000, the Company plans to deliver the following solutions to service providers, corporations and carriers in the market segments indicated:

o VIRTUAL PRIVATE NETWORKING - Nx Networks GT and GTX Series is an award winning full-featured VPN edge router product.
o VOICE OVER VIRTUAL PRIVATE NETWORKING (VOVPN) - Nx Networks 3000 Series combines voice and data within a VPN.
o CARRIER CLASS VOIP GATEWAY - The upcoming Nx Networks 6000 Series delivers carrier class voice over IP gateways that are standards based and scalable.

o CARRIER GRADE SOFTSWITCH TECHNOLOGY - The Company's superior softswitch technology runs on virtually all Unix platforms and is easily enhanced. This technology will debut in the Nx Networks 6000 Series, presently under development.
o CUSTOMER PREMISE EQUIPMENT - Through the series 2200 and 2500 product lines, the Company offers a complete series of edge products - both voice and data with full feature sets and robust quality.

BACKGROUND

The convergence of Internet standards for, voice over Internet protocol ("VoIP") and virtual private networking ("VPN") makes the combining of voice and data, (long treated as separate technologies), a sound business decision. As network infrastructures converge and consolidate, fewer networks and protocols support an increasing number of applications. The Internet protocol ("IP") for the local area network ("LAN"), along with frame relay and asynchronous transfer mode ("ATM") for wide area networks ("WAN") are the leading technologies in this market space, displacing previous technologies.

These technological trends, combined with the proliferation of global trade, have created a growing reliance on secure converged telecommunications to facilitate commerce. In an environment where wide area networking is critical to daily operations, secure voice and data communications over different network media types represent a significant and increasing component of operating costs for enterprises. The Company has focused its new products to support the needs of this new network model.

The varying traffic characteristics of different types of networking applications, together with the need to transmit voice, data and video has created the need for vendors to supply multi-service platforms to meet the user requirements within a single network fabric. Technologies in use today include IP, frame relay, integrated services digital network ("ISDN") and ATM. Multi-service platforms, such as Nx Network Exchange products, enable its customers to support multiple applications across a single network, thereby resulting in improved connectivity, generally reduced communications costs and improved network performance.

The increasing availability of IP and ATM services on the public networks has fueled a trend toward building corporate networks that access these services on an as-needed basis. Nx Networks products can be used to implement voice and data networks based upon private lines, public services or a combination of private and public services. The Company believes that the trend toward the use of services will continue to grow, especially with global telecommunications deregulation. The proliferation of the Internet will also cultivate acceptance of packetized voice and fax applications.

On March 19, 1999, Mr. Steve Francesco was appointed as Chairman of the Board of Directors to reposition the Company as an end-to-end solution provider for Internet-based networking of voice/data/fax for the service provider market.

In November 1999, the Company launched a comprehensive equipment leasing program through a strategic partnership with First Venture Leasing Corporation. The program allows the Company to offer emerging and established carriers the financial tools needed to build a complete Nx Networks Internet telephony infrastructure without the traditional large up-front capital expenditures.

On December 22, 1999, the Company completed the acquisition of OpenROUTE. OpenROUTE provides network connectivity products and solutions that are designed to meet the needs of Internet service providers and corporate enterprises. The integration of OpenROUTE's technology with the Company's technologies facilitated the development of the Series 3000 product line.

In December 1999, the Company introduced the 3000 Series, which delivers a secure solution for converged Internet telephony and data. The 3000 Series combines high quality IP voice and routing into a single end-to-end solution for secure voice and data communications. The 3000 Series positions the Company firmly in the VoIP and VoVPN telephony market space, which is emerging as the next wave of network consolidation and which leverages the vast worldwide IP infrastructures already deployed. It also positions the Company for the emerging service provider space by enabling it to offer low cost telephony solutions while realizing a short-term return on its equipment investment.

With the introduction and continued development of the Series 3000, the Company is moving toward the ability to deliver secure voice and data integration over almost any carrier infrastructure, with the goal of making the products as easy to configure and provision as possible. In addition to the products' ability to shape traffic, prioritize applications, and customize bandwidth utilization on demand to suit end users needs, the 3000 is an ideal platform for service providers looking to differentiate themselves through the delivery of next generation services. Whether provisioning service or selling customer premise equipment ("CPE") to end users, the Company's range of products will be well positioned for the service provider market.

The Company believes it is positioned to be among the leaders in IP voice/data wide area networking equipment in 2000 and beyond. Internet telephony, in particular, represents a short-term opportunity for the Company to gain substantial service provider market share. The Company believes that its current product offering provides several advantages over existing competing products in the areas of performance, security, scalability, flexibility, cost, channel capacity and bandwidth efficiency. The Company has recently been able to offer carrier quality voice over packet solutions to service providers over wide area networks at significant reductions in per minute operating costs. Particularly with regard to bandwidth allocation, its capability to bundle multiple voice samples from different calls in a single packet allows improved bandwidth management over long distances.

On December 31, 1999 the Company entered into an agreement to acquire AetherWorks Corporation, a provider of innovative softswitch technology for the telecommunications industry. The Company believes that the addition of AetherWorks' technology provides it with a distinct competitive advantage in developing solutions its customers need to succeed in the Internet telephony arena. Specifically, AetherWorks provides the technology which will enable an intelligent, feature-rich and all encompassing network to emerge. In addition, this acquisition moves the Company from the customer premise "edge" to the telco and carrier "edge". The Company believes the combination of its existing technologies and AetherWorks' technologies will serve a growing converged market and allow secure, seamless end-to-end interoperability while providing feature rich services at a significant cost savings. The acquisition of Aetherworks was completed on March 16, 2000.

PRODUCTS

The Company currently offers four types of networking products:

o        Voice and Data Gateway Routers - 3000 Series
o        Voice Gateways - 2200 Network Exchange Series
o        Backbone Switches - 2500 Network Exchange Series
o        Data Networking Routers - GT and GTX

Nx Networks Network Exchange products provide flexible and scaleable network solutions for small to large voice/data networks. The products are used together to provide coverage from the access level through to the network backbone. Nx Networks products provide integrated voice and data network solutions that use state of the art networking technology.

VOICE AND DATA GATEWAY ROUTERS

3000 SERIES. The 3000 Series is a modular voice over virtual private network (VoVPN) gateway router. It is a voice gateway and data router combined to work over WAN and LAN connections. With the 3000 Series, data and voice transmission are secure using industry standard firewalls, encryption and authentication protocols. This product enables companies to combine their voice and data networks within a VPN.

VOICE GATEWAYS

The Company has two platforms that comprise the Voice Gateway product line, the 2210 and the 2201. The products scale from a gateway consisting of as few as four voice ports to larger central sites comprising hundreds of ports. This scaleable product offering permits the customer to choose the most appropriate platform for each site based upon functionality and performance requirements. All are designed to enhance the efficiency and cost effectiveness of the communications infrastructure.

NETWORK EXCHANGE 2210. The Network Exchange 2210 is a voice gateway that combines switched compressed voice and data switching in a single platform. The 2210 incorporates the Company's Vodex voice gateway software, one of the industry's first voice gateways to simultaneously deliver high quality voice over IP and voice over frame relay with the ability to gateway between the two. This scaleable product, designed to take advantage of available IP and frame relay facilities/services, is based upon enhanced voice over frame capabilities the Company has developed. The 2210 has a complete set of features which support switched compressed voice and LAN traffic, as well as the traditional capabilities found in typical access level products. The 2210 is also available with redundant AC or DC power supplies. This configuration is called the Network Exchange 2214.

NETWORK EXCHANGE 2201. Nx Networks Network Exchange 2201 was introduced mid-1998 as the entry-level product in the 2200 series of voice gateways. The 2201 is a voice over data switching platform that delivers the benefits of Internet telephony and WAN switching together with multi-protocol data support. The 2201 offers a unique combination of switched compressed voice and data switching support in a single compact platform. As a stand alone voice and data access switch, or in conjunction with other Network Exchange 2000 series products, it gives networks flexibility, scalability and efficiency.

BACKBONE SWITCHES

The Company has two platforms that comprise the backbone switch product line, the 2550 and the 2510 series. Software selectable transmission technologies allow the 2500 series to provide superior cost-effective leased line, public or hybrid networking solutions for data, voice and image applications.

NETWORK EXCHANGE 2550. The Network Exchange 2550 performs as a central site voice/data switch to provide a resilient fault-tolerant hub. The 2550 interworks with the 2210 to provide complete multi-service networking support for compressed voice traffic as well as all existing network technologies. With the 2550, networks can be constructed to provide support for voice over IP, frame relay and ATM using narrowband or high speed broadband interfaces running at speeds up to DS3 (45 Mbps) and E3 (34 Mbps) rates.

NETWORK EXCHANGE 2510. The Network Exchange 2510 is the entry-level switch in the Network Exchange 2500 series of high-performance, multi-service switching platforms. It combines ATM, frame relay, X.25, TDM, and ISDN for data, voice and image applications. Functioning as either an enterprise backbone or a carrier edge switch, the 2510 provides cost-effective bandwidth management of public, private, and hybrid networks, with extensive network management and diagnostic capabilities.

NX NETWORKS NETWORK MANAGEMENT SYSTEM (NMS)

Each of the products listed above is managed by Nx Networks' Network Management System (NMS). The NMS provides a full graphical user interface and remote diagnostics, allowing nodes at several different locations to be viewed and managed by the network manager at one central location. The NMS has the capability to monitor attached simple network management protocol ("SNMP") devices, such as a router, and to participate in global network management architecture with other SNMP managers. Built into the NMS is the capability to support virtual private networks, remote diagnostics, and extensive "gatekeeper" functionality such as call detail records for accounting and performance statistics for on-going capacity planning/tuning. The NMS provides extensive capabilities to insure non-stop operation with the lowest personnel costs. The Company supplies network management software for operation with Windows 95 and Sun Sparc platforms.

DATA NETWORKING ROUTERS

The Company's GT Series is designed to provide customers with a secure, highly efficient data router. The product line includes six platforms and scales from a fixed configuration supporting one Ethernet and one WAN connection to a modular device supporting multiple Ethernet and WAN connections. All of the routers include a standards based design that assures interoperability. In addition, the GT Series includes award winning software that delivers proven reliability and performance.

GT 60 & 70. Both the GT 60 & 70 are customer premise data routers that combine VPN capabilities, multi-protocol routing and software encryption into a cost effective easily managed solution. The GT 60 & 70 are fixed configuration platforms.

GT 90 & 900. The GT90 and 900 are flexible, secure and cost-effective routers designed for cable, wireless and xDSL applications. The 900 includes a "packet accelerator" security processor for higher speed encryption that delivers unequaled performance to meet the needs of the most demanding VPN. Both are deployed as Customer Premise Equipment (CPE) solution through Internet service providers.

GTX 1000. This modular router allows the mix and match of LAN/WAN protocols and media. It is VPN complete and offers a unique combination of performance, price, interface flexibility and security.

GTX 1500. This modular router is the industry's first router to include a VPN "packet accelerator," a security processor for higher speed compression and encryption, allowing network managers can provide the security provided for a VPN without sacrificing performance.

MARKETING AND SALES

Nx Networks customers include service providers, multi-national corporations and government agencies in over 60 countries. To address these markets throughout the world, the Company has established a multi-channel distribution and sales network. The Company's products provide voice/data solutions and are marketed through indirect channels, either via carriers or enterprise focused partners worldwide. In addition, the Company has a direct sales force, which sells to large corporations worldwide. Service providers resell Nx Networks products as part of their service offerings as well. Marketing programs to support these channels center around advertising, direct lead generation programs and industry analyst cultivation.

The Company's breadth of voice and data products, now enhanced by the acquisition of AetherWorks softswitch technology, has strengthened its position as a leading worldwide provider of Internet telephony and data networking solutions. Specifically, the Company's strategy to move from the customer edge to the carrier edge is now firmly in place, with product development underway. In addition, the Nx Networks 3000 Series has combined voice and data security technologies and is positioned to capture the convergence of these markets.

CUSTOMER SUPPORT AND SERVICE

A significant element of Nx Networks strategy has been to provide service, repair and technical support for its customers throughout the world. A substantial portion of its service and support activity relates to software and network configuration and is provided by 24-hours per day, 7-days per week telephone support through the Nx Networks Technical Assistance Center ("TAC"). Nx Networks products are designed to allow the TAC to be online with any Nx Networks' network in the world to diagnose problems and to respond with solutions. In addition, Nx Networks hardware is designed to facilitate replacement of failed boards. In many cases, the customer's personnel can replace a board themselves under the direction of the TAC. TAC service is provided directly to end users and as a backup service to its international distributors.

Nx Networks personnel and third party providers perform most domestic hardware maintenance and installation. For customers outside the United States, these services are generally provided by its international Value Added Resellers ("VARs"). The Company typically offers its customers a hardware warranty ranging from 90 days to one year and offers an optional annually renewable hardware maintenance and software support contract with the network.

With the acquisition of OpenROUTE's line of VPN/Data routers, the Company added a line of routers that are easily managed either locally or remotely. Due to the strength of product engineering, the Company offers a lifetime warranty on these units.

The Company offers support contracts to its customers with optional levels of support. Each level of support is individually priced. In addition, the Company provides technical consulting and training both to end-users and to distributors. Many of its customers currently have support and maintenance contracts with the Company. Customer service as a percent of revenue was 22% in 1999, 31% in 1998, and 32% in 1997.

RESEARCH AND DEVELOPMENT

The Company believes its future success depends on its ability to continue to enhance its products to improve performance and functionality and to develop new products that address emerging networking market niches. Research and development as a percent of revenue was 23%, 22%, and 25% for the years ended December 31, 1999, 1998, and 1997, respectively.

MANUFACTURING

The Company's manufacturing operations are a combination of system level integration and testing, and full turnkey. The Company has strategic relationships with The SMT Centre of Charlotte, North Carolina ("SMTC"), U.S. Assemblies of Taunton, Massachusetts (U.S. Assemblies) and Venture Manufacturing Ltd. Of Singapore (Venture).

Effective October 1, 1999, the Company entered into an agreement with SMTC to outsource all manufacturing and test operations for current products. SMTC is a contract manufacturer that offers a cost-effective, high volume, manufacturing, distribution and repair capability worldwide. Historically SMTC has produced various sub-assemblies for the Company, but the new agreement provides for them to manufacture, test and ship final products. The Company's employees associated with manufacturing, distribution and repair operations were transferred to SMTC effective October 1, 1999.

U.S. Assemblies and Venture manufacture Nx Networks board assemblies for certain router products and provide turnkey manufacturing for certain other router products. SMTC provides full turnkey manufacturing for Nx Networks' voice products. The Company believes that in the event of an interruption in manufacturing at any of its subcontractors, the Company will be able to shift its production needs to an unaffected facility and continue to meet expected demand. Each of Nx Networks' subcontractors operates a number of other plants in the United States or Asia.

The Company performs some final assembly and testing of routers at its Westborough facility. A repair depot is also located at the Westborough facility, coordinating service requirements for its router products.

COMPETITION

The Company encounters substantial competition in the marketing of its products and many of its competitors have greater financial, marketing and technical resources. Important competitive factors in its markets are established customer base, product performance and features, service and support, as well as price. The Company believes that it competes favorably with respect to these factors. However, there can be no assurance that its products will compete successfully with competitors' current or future products, or that aggressive pricing will not adversely impact profitability.

PROPRIETARY RIGHTS

The Company relies on a combination of patents, trade secret, copyright and trademark law, non-disclosure agreements and technical measures to establish and protect its proprietary rights in its products. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of its products or to obtain and use information that it regards as proprietary. The laws of some foreign countries in which it sells or may sell its products do not protect its proprietary rights to the same extent as do the laws of the United States.

The Company believes that due to the rapid pace of technological change in the networking industry, patent and copyright protection, while important, are less significant to its competitive position than factors such as the knowledge, ability and experience of its personnel, new product development, market recognition, and ongoing product maintenance and support.

The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future. To protect its intellectual property rights in the "voice over" market space, the prime patents held by the Company in packetized compressed voice networking have been brought to the attention of both the voice over Internet protocol and frame relay forum organizations. The Company also uses various licensed products of other companies in certain of its products.

EMPLOYEES

The Company had 271 employees at December 31, 1999. None of the employees are represented by collective bargaining agreements. The Company has never experienced any work stoppage. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Company's principal administrative and research and development facilities consist of approximately 56,000 square feet located in Herndon, Virginia and approximately 44,000 square feet in Westborough, Massachusetts. The Herndon premises are occupied under a lease agreement that was negotiated for a ten year term expiring April 30, 2009. The Westborough premises are occupied under a lease expiring in April 2002. In connection with cost savings initiatives the Company undertook in 1999, the Company subleased approximately 24,000 square feet of the Herndon facility, thereby reducing rent expense by approximately $50,000 per month. A separate facility of 8,600 square feet is under lease in Longmont, Colorado for product development operations. Additionally, the Company maintains six sales and support offices in the United States and abroad. The Company believes its facilities are adequate for its current needs.

ITEM 3.  LITIGATION

The Company is periodically a party to disputes arising from normal business activities. In the opinion of its management, resolution of these matters will not have a material adverse effect upon the Company's financial condition or future operating results, and adequate provision for any potential losses have been made in its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On December 22, 1999 a special meeting of stockholders was held to consider and vote upon the merger with OpenROUTE Networks, Inc. At the meeting, the holders of 7,366,508 shares voted for the merger, the holders of 24,750 shares voted against the merger and the holders of 7,801 shares abstained.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

MARKET INFORMATION FOR COMMON STOCK

Nx Networks' common stock is traded on the NASDAQ National Market under the symbol NTRX. The following table reflects the range of high and low selling prices as reported by NASDAQ for the quarters indicated.

                                                                   High              Low
                                                                   ----              ---


                1998

                First                                             $ 2-1/8            $ 1-1/16
                Quarter............................................
                Second                                            $ 3-3/8            $ 2-1/16
                Quarter.........................................
                Third                                             $ 3-1/4            $ 1-3/32
                Quarter...........................................
                Fourth                                            $ 2-25/32          $ 1-1/16
                Quarter..........................................

                1999

                First                                             $ 3-3/16           $ 1-3/4
                Quarter............................................
                Second                                            $ 3-31/32          $ 2-5/16
                Quarter.........................................
                Third                                             $ 4-3/16           $ 2-1/2
                Quarter...........................................
                Fourth                                            $ 17-1/16          $ 2-1/2
                Quarter..........................................



HOLDERS

At March 17, 2000, there were approximately 625 holders of record of Common Stock and an estimated 12,500 total holders

DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company paid cash dividends on preferred stock of $108,000 during the year ended December 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the Company's consolidated financial statements.


                                                                             For the Year ended December 31,
                                                              ----------------------------------------------------------------------
                                                              1999             1998            1997             1996          1995
                                                              ---------       ---------       ---------        ---------   ---------
                                                                             (in thousands, except per share data)

Statement of operations data:
     Total revenues..........................                 $ 31,245        $ 31,482         $ 33,087       $ 43,635     $ 48,891
     Gross profit............................                   14,710          15,388           14,647         21,572       25,225
     Operating expenses:
       Sales and marketing...................                   (6,468)         (9,292)         (10,120)       (11,632)     (14,162)
       Research and development..............                   (7,043)         (6,771)          (8,323)       (11,079)     (10,776)
       General and administrative............                   (5,573)         (4,324)          (4,002)        (4,266)      (4,787)
       Stock compensation....................                  (18,778)             --               --           (900)          --
       Restructuring charge..................                     (900)             --             (875)            --           --
       Bad debt expense......................                     (540)         (1,489)            (100)            --           --
     Loss from operations....................                   (24,592)        (6,488)          (8,773)        (6,305)      (4,500)
     Net loss................................                   (26,169)        (6,517)          (8,577)         (5,968)     (3,795)
     Basic and diluted net loss per share                         (2.17)         (0.60)           (0.90)          (0.63)      (0.40)


Balance sheet data (end of period):

     Working capital.........................                     8,020          7,600           10,271           17,782     21,790
     Total assets............................                    95,253         20,241           24,024           34,493     41,985
     Total long-term liabilities.............                       352             --               97              614        943
     Stockholders' equity....................                    82,459         12,117           16,480           24,847     30,396


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RECENT DEVELOPMENTS

On March 25, 1999, the Company announced that it was making significant changes to its Board of Directors (the "Board"). Steven T. Francesco was appointed to the position of Chairman of the Board and John M. Faccibene was named to fill one of the four vacancies on the Board.

On April 21, 1999, the Company announced the appointment of Douglas J. Mello and Richard Yalen , two senior telecommunications executives, to its Board. The appointments reflected a recruitment strategy adopted by the Company's new Chairman to attract to the Board senior executives with significant telecommunications industry experience and contacts. Both Mr. Mello and Mr. Yalen, formerly of The Bell Atlantic Corporation (NYSE: BEL) and Cable and Wireless, USA (NYSE: CWP), respectively, led telecommunications service providers that are deploying voice and data networks based on ATM, frame relay and voice over Internet protocol.

On April 26, 1999, the Company announced that its newly elected Board would oversee an immediate operational restructuring as part of an overall plan to return to profitability. The effort focused on a reduction of fixed costs, outsourcing non-critical manufacturing and services, and an accelerated phase-out of older/low margin products. In addition, the Company aggressively expanded its direct sales force to focus on service providers such as ISP's, CLEC's and telecommunication carriers.

On May 11, 1999, the Company announced that Steven T. Francesco, Chairman, was appointed CEO, and Lynn C. Chapman as President and COO.

On May 14, 1999, the Company completed a private placement by selling 298,187 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share. The Company received net proceeds of $4.0 million to be used to fund operations, severance and other restructuring activities, and marketing and sales initiatives.

On June 16, 1999, the Company announced the appointment of Mr. Greg McNulty, a senior Microsoft executive, to the Board. Mr. McNulty has over 23 years of experience in the high technology sales and marketing environment and was Senior Group Manager of Business Development for Microsoft-Web TV Network Services managing Web TV's relationships with RBOC's, ILEC's, CLEC's, and ISP's.

On July 12, 1999, the Company issued a joint press release with Sonus Communications, Inc. announcing a significant milestone in the development of the Voice Over Internet Protocol (VoIP) telephony market. The VoIP services that Sonus Communications provides for telecommunications carriers to China using Nx Networks 2210 Series Gateways is now comparable in terms of voice quality, connect rates and dial tone delay with direct service from China Telecom, at an average 30 percent lower base cost to carriers.

On July 27, 1999, the Company announced the appointment of Sean Rooney as Senior Vice President of Sales. Mr. Rooney, formerly General manager of Diversified markets for Sony Electronics, Inc., leads a sales staff including newly hired professionals from industry competitors.

On August 5, 1999, the Company announced the appointment of Peter J. Kendrick as Vice president and Chief Financial Officer, replacing Norman Welsch. Mr. Kendrick joins the Company with 16 years experience as a CFO and former investment banker with a background in financial operations, initial public offerings and mergers and acquisitions.

On December 22, 1999, the Company completed the acquisition of OpenROUTE Networks. The Company issued one share of its common stock for each share of OpenROUTE common stock. This resulted in the issuance of 15,989,566 shares of common stock to the former OpenROUTE stockholders.

On December 31, 1999, the Company entered into an agreement to acquire AetherWorks Corporation. The acquisition was effected, upon closing on March 16, 2000, through the merger of AetherWorks with and into Nx1 Acquisition Corp., a wholly owned subsidiary of the Company.

On February 10, 2000, the Company filed form S-3 offering 1.0 million shares of common stock. The offering generated net proceeds of $25.1 million. The proceeds were used to satisfy an $8.0 million AetherWorks obligation, which was a condition to closing the acquisition of AetherWorks. The remaining proceeds will be used for general corporate and working capital purposes.

On February 23, 2000, the Company announced the appointment of Bill Yundt to the Board of Directors. Mr. Yundt is currently Vice President of Network Operations for Microsoft Corporation.

During March 2000, the Company terminated its line of credit agreement with Coast Business Credit. The Company is in negotiation with various financial institutions for a new line of credit. Due to the Company's current cash balance, management does not believe that securing a line of credit is required to fund operations for the foreseeable future.

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

RESULTS OF OPERATIONS

The results of operations for the year ended December 31, 1999 reflect a less than 1% decrease in revenues, a 3% decrease in cost of revenues, and a 6% decrease in operating expenses, prior to accounting for an $18.8 million non-cash charge for stock compensation expense, compared to the year ended December 31, 1998. During 1999, Nx Networks experienced a decline in service revenues by $2.9 million and an increase in revenue of its 2200 series product line by $4.7 million. The results of operations for the year ended December 31, 1999 include the operations of OpenROUTE for the period from December 23, 1999 to December 31, 1999.

REVENUES

Total revenues decreased $0.2 million or 0.75% to $31.2 million for the year ended December 31, 1999 from $31.5 million for the year ended December 31, 1998. Product revenues increased $2.6 million or 12% to $24.5 million for the year ended December 31, 1999 from $21.8 million for the year ended December 31, 1998. The decrease in total revenues for the year ended December 31, 1999 was primarily a result of the decrease in service revenues, which were partially offset by an increase in product revenues. The increase in product revenues for 1999 resulted from increased sales of the 2200 series product line. The 2200 series offers technological advances that with improved performance and greater functionality than the legacy generation of products, and thus enhanced value to customers. The Nx Networks Exchange product sales were generated by new, as well as existing customers who are upgrading their networks to modern technology.

Total revenues decreased $1.6 million or 5% to $31.5 million for the year ended December 31, 1998 from $33.1 million for the year ended December 31, 1997. Product revenues decreased $0.6 million or 3% to $21.8 million for the year ended December 31, 1998 from $22.5 million for the year ended December 31, 1997. The decrease in product revenues was a result of the decrease in sales of the legacy Telcom product line, while sales of the new 2200 series product had not yet increased sufficiently to offset the loss. The trend of declining sales of older Telcom products and increasing sales of Nx Networks Exchange products is the result of technological advances that offer improved performance and greater functionality than the current generation of products.

Service revenues decreased $2.9 million or 30% to $6.7 million for the year ended December 31, 1999 from $9.6 million for the year ended December 31, 1998, and decreased $1.0 million or 9% to $9.6 million for the year ended December 31, 1998 from $10.6 million for the year ended December 31, 1997. For the year ended December 31, 1999, $0.7 million of the service revenue decline can be accounted for by the loss of two major customers through mergers, $1.0 million through the loss of non-renewal of legacy Telcom product service and $0.4 million through networks that were decommissioned. Service revenues are primarily the result of the renewal of existing maintenance contracts as well as the negotiation of new equipment service contracts. Overall, service revenues have decreased as a result of the elimination of legacy equipment and non-renewal of maintenance contracts by customers using such equipment.

COST OF REVENUES

Total cost of revenues increased $0.4 million or 3% to $16.5 million for the year ended December 31, 1999 from $16.1 million for the year ended December 31, 1998. Product cost of revenues increased $0.8 million or 7% to $11.8 million for the year ended December 31, 1999 from $10.9 million for the year ended December 31, 1998. The increase in total cost of revenue is a direct result of increased product revenues.

Total cost of revenues decreased $2.3 million or 13% to $16.1 million for the year ended December 31, 1998 from $18.4 million for the year ended December 31, 1997. Product cost of revenues decreased $0.5 million or 4% to $10.9 million for the year ended December 31, 1998 from $11.4 million for the year ended December 31, 1997. The decrease in cost of revenues during 1998 was a result of decreased product revenues.

Service cost of revenues decreased $0.4 million or 7% to $4.8 million for the year ended December 31, 1999 from $5.2 million for the year ended December 31, 1998 and decreased $1.9 million or 27% to $5.2 million for the year ended December 31, 1998 from $7.0 million for the year ended December 31, 1997. The decrease in service cost of revenues during both years was a result of reduction in personnel and the elimination of support service costs outsourced to contract maintenance organizations.

GROSS PROFIT

Total gross profit decreased $0.7 million or 4% to $14.7 million for the year ended December 31, 1999 from $15.4 million for the year ended December 31, 1998. Total gross profit as a percentage of total revenue decreased to 47% for the year ended December 31, 1999 compared to 49% for the year ended December 31, 1998. This was a result of increased product gross profit offset by decreased service gross profit. Product gross profit increased $1.8 million or 17% to $12.7 for the year ended December 31, 1999 from $10.9 million for the year ended December 31, 1998. Product gross profit as a percentage of product sales increased by 2% to 52% for the year ended December 31, 1999 compared to 50% for the year ended December 31, 1998. The increase in product gross profit during 1999 is a result of higher margin product mix.

Total gross profit increased $0.7 million or 5% to $15.4 million for the year ended December 31, 1998 from $14.7 million for the year ended December 31, 1997. Total gross profit as a percentage of total revenue was 49% for the year ended December 31, 1998 compared to 44% for the year ended December 31, 1997. Product gross profit decreased $0.2 million or 2% to $10.9 for the year ended December 31, 1998 from $11.1 million for the year ended December 31, 1997. Product gross profit as a percentage of product sales did not change from 1998 to 1997.

Service gross profit decreased $2.5 million or 56% to $2.0 million for the year ended December 31, 1999 from $4.5 million for the year ended December 31, 1998. Service gross profit as a percentage of service revenue was 29% for the year ended December 31, 1999 compared to 47% for the year ended December 31, 1998, the decrease of 18% was primarily the result of a decrease in service revenue of $2.9 million while costs decreased by only $0.4 million or 7%. Service gross profit increased $0.9 million or 26% to $4.5 million for the year ended December 31, 1998 from $3.6 million for the year ended December 31, 1997. The net margin improvement during 1998 was the combined result of a decrease of $0.8 million in personnel and infrastructure costs and elimination of $1.0 million in support service costs outsourced to contract maintenance organizations.

SALES AND MARKETING

Sales and Marketing expenses decreased $2.8 million or 30% to $6.5 million for the year ended December 31, 1999 from $9.3 million for the year ended December 31, 1998. The decrease in sales and marketing expense during the year ended December 31, 1999 is a combined result of a decreased marketing materials expense of $0.3 million, decreased salaries and associated payroll tax expense of $1.0 million, decreased travel and entertainment expenses of $0.5 million, decreased rent expense of $0.2 million and decreased general office expense of $0.7 million.

Sales and Marketing expenses decreased $0.8 million or 8% to $9.3 million for the year ended December 31, 1998 from $10.1 million for the year ended December 31, 1997. The decrease in sales and marketing expense during the year ended December 31, 1998 was a combined result $1.1 million decrease in personnel and infrastructure costs attributed to the 1997 restructuring partially offset by $0.4 million increase of consignment inventory reserve for obsolete sales equipment. Increases in the provisions for consignment equipment expense was $1.8 million for the year ended December 31, 1998 compared to $1.5 million for the year ended December 31, 1997. Charges to the consignment equipment reserve account was $1.7 million during the year ended December 31, 1998 compared to $0.6 million during the year ended December 31, 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $0.2 million or 4% to $7.0 million for the year ended December 31, 1999 from $6.8 million for the year ended December 31, 1998. The increase in research and development cost of $0.2 million during 1999 is primarily a result of increased engineering consulting services costs related to product enhancement and new product development.

Research and development decreased $1.5 million or 19% to $6.8 million for the year ended December 31, 1998 from $8.3 million for the year ended December 31, 1997. The $1.5 million change was a result of a decrease of $0.9 million in personnel and infrastructure costs and a $0.6 million decrease in materials and contract engineering services associated with various research and development projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $1.3 million or 29% to $5.6 million for the year ended December 31, 1999 from $4.3 million for the year ended December 31, 1998. The increase is a result of an additional $0.4 million of amortization of goodwill, accounting and legal expenses of $0.4 million associated with the repositioning of operations and the re-negotiation of the line of credit and consulting fees and software upgrade costs of $0.4 million associated with Y2K compliance of the Company's accounting system.

General and administrative expenses increased $0.3 million or 8% to $4.3 million for the year ended December 31, 1998 from $4.0 million at December 31, 1997. The increase was primarily the result of an increase in professional fees of $0.2 million, and increases of $0.1 million in other expenses.

RESTRUCTURING CHARGE

For the year ended December 31, 1999, the Company incurred restructuring charges of $0.9 million which included $0.8 million of accrued severance and benefit costs associated with a reduction-in-force of 36 employees across all functional areas of the company, and $0.1 million of accrued facility costs resulting from consolidation of facilities and premature termination of various office leases. The Company implemented a restructuring of operations to reduce and economize its work force as part of an overall plan to return to profitability. All of these accrued expenses were paid by December 31, 1999.

In April 1997, the Company implemented a restructuring of operations to reduce and economize its work force in response to declining revenues and the discontinuance of its micro.pop product. The restructuring resulted in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force occurred over approximately a one-year period and severance payments were generally made in lump sum in February 1997. The 1997 restructuring charges of $0.9 million resulted from approximately $0.4 million of accrued severance and outplacement costs associated with a reduction-in-force of approximately 37 employees across all functional areas of the Company, approximately $0.4 million of fixed asset write-offs and facility relocation charges for unrecoverable lease obligations associated with the consolidation of the Longmont, Colorado and Herndon, Virginia operations facilities into one facility leased in Charlotte, North Carolina, and other associated costs of approximately $0.1 million. During the year ended December 31, 1999, the Company paid $0.1 million of final severance payments to certain international employees that resulted from an April 1997 restructuring of operations. All of these accrued expenses were paid by December 31, 1999.

In March 2000, the Company implemented a consolidation program to reduce and economize its work force as part of its acquisition integration program. The restructuring will result in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force will occur over approximately a three-month period and severance payments will generally be made in lump sum in June 2000. The 2000 restructuring charges are expected to be approximately $0.3 million of severance costs.

BAD DEBT EXPENSE

Bad debt expense was $0.5 million for the year ended December 31, 1999, compared to $1.5 million for the year ended December 31, 1998, and $0.1 million for the year ended December 31, 1997. As a percentage of revenues, the provision for bad debt was approximately 2% for the year ended December 31, 1999, 5% for the year ended December 31, 1998, and negligible for the year ended December 31, 1997. The increase of $1.4 million in the 1998 bad debt expense was the result of writing off aged accounts receivable that were previously deemed collectible, but which had continued to age beyond a period deemed reasonable for realization.

STOCK COMPENSATION

For the year ended December 31, 1999, the Company incurred non-cash stock compensation expenses of $18.8 million. These charges resulted from key employees employment contract provisions, stock option grants, accelerated options upon a change in control, accelerated vesting of terminated employees options, and options granted below fair market value.

Based on provisions of the chief executives officer's employment contract, the acquisition of OpenROUTE constituted a change in control. As a result of the change in control, the Company is obligated to issue 1.0 million shares of common stock options resulting in compensation charges of $16.4 million. The stock compensation expense for the issuance of common shares has been recorded in the accompanying consolidated statement of operations based on the stock price at the acquisition date.

During the year ended December 31, 1999, the stock compensation expense for options granted to employees below market value, approximated $1.4 million. At December 31, 1999 there is no remaining deferred compensation expense related to these grants as these options vested upon the close of the OpenROUTE acquisition.

In connection with the termination of certain employees during the year ended December 31, 1999, the Company vested stock options that would have otherwise been forfeited. In accordance with APB Opinion No. 25 and the related interpretations, the Company recorded stock compensation expense of $1.0 million.

In 2000, the Company expects to incur approximately $10.0 million of stock compensation charges associated with the acceleration of options for terminated personnel.

INTEREST AND OTHER, NET

Net interest expense increased $52,000 to $81,000 for the year ended December 31, 1999 from $29,000 for the year ended December 31, 1998 prior to accounting for a $97,000 charge related to the fair value of warrants issued to the Company's lending institution. Net interest expense increased $225,000 to $29,000 for the year ended December 31, 1998, from net interest income of $196,000 for the year ended December 31, 1997 as a result of increased borrowing during 1998.

ACCOUNTS RECEIVABLE, NET

Net accounts receivable increased $2.2 million or 29% to $9.7 million for the year ended December 31, 1999 from $7.5 million for the year ended December 31, 1998. The increase in accounts receivable is primarily a result of increased sales of $1.8 million during the fourth quarter of 1999. For the year ended December 31, 1998 net accounts receivable increased $1.3 million or 21% to $7.5 million from $6.2 million for the year ended December 31, 1997. The increase in accounts receivable is primarily a result of increased sales of $0.9 million during the fourth quarter of 1998. As a percentage of total revenues, net accounts receivable for the year ended December 31, 1999 was 31% compared to 24% for the year ended December 31, 1998 and 19% for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 1999, 1998, and 1997 the Company experienced declining revenues and net losses of approximately $24.8 million, $6.5 million, and $8.6 million, respectively, due to declining sales of the Company's mature products which were partially offset by increases in sales of new products.

At December 31, 1999, the Company had approximately $5.9 million in cash and cash equivalents compared to $2.5 million at December 31, 1998. For the year ended December 31, 1999, the Company generated $1.0 million of cash from operations. Non-cash items consisting of depreciation and amortization of $2.6 million and stock compensation expense of $18.8 million contributed to the loss of $24.8 million. Inventory levels at December 31, 1999 were $4.3 million compared to $5.3 million at December 31, 1998. This reduction is the result of efforts during 1999 to bring inventories in line with current sales volume and the expected phase out of older products.

Capital expenditures for the year ended December 31, 1999 were $1.1 million compared to $1.3 million for the year ended December 31, 1998, and $1.7 million for the year ended December 31, 1997. These expenditures included software and equipment used for research and development purposes, computer and test equipment and leasehold improvements.

On May 14, 1999, the Company completed a private placement by selling 298,187 shares of Series A 8% Convertible Preferred Stock, par value $.05 per share, at a price of $13.75 per share. The Company received net proceeds of $4.0 million to be used to fund operations, severance and other restructuring activities, and marketing and sales initiatives.

In March 2000, the Company completed its offering of 1.0 million shares of common stock. The offering generated proceeds of $25.1 million net of issuing costs of $ 0.9 million. $8.0 million of the proceeds were used to satisfy an AetherWorks obligation, which was a condition to closing the acquisition. The Company closed the AetherWorks acquisition during March 2000. The remaining proceeds will be used for general corporate and working capital purposes. Management believes that these proceeds and future sales and the collection of the related accounts receivables are sufficient to meet the Company's cash obligations throughout 2000.

The Company regularly reviews opportunities to further its business strategy through strategic alliances with investment in, or acquisitions of businesses that the Company believes are complementary to its current and planned operations. The Company's ability to consummate strategic alliances and acquisitions, and to make investments that may be of strategic significance may require the Company to obtain additional debt and/or equity financing. There can be no assurance that the Company will be successful in arranging such financing on terms management considers acceptable or at all.

YEAR 2000

The Year 2000 presents concerns for business and consumer computing. Aside from the well-known problems with the use of certain 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year, and dates such as 9/9/99 were used by certain organizations for special functions. The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PCs and embedded systems.

During the year ended December 31, 1999, the Company completed a coordinated Company-wide review of each business unit to identify dependent systems and to evaluate the potential exposure to the Y2K issue. The Company completed the upgrade and replacement of systems potentially exposed to the Y2K issue. The Company did not experience an immediate adverse impact from the transition to the Year 2000. However, the Company cannot provide assurance that the Company or its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, the Company will continue to monitor its Year 2000 compliance and the Year 2000 compliance of their suppliers and customers.

The Company estimates that the total cost of its Y2K program, including auditing and monitoring its vendors, inspecting its own systems and, where necessary, migrating or converting its existing systems to new systems, has been $0.5 million.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. In this Section, references to "we," "us" and "our" are to the Company, and references to "you" are to the reader.

TO DATE, WE HAVE INCURRED SUBSTANTIAL NET LOSSES, AND IF THIS CONTINUES, WE MAY BE UNABLE TO MEET OUR WORKING CAPITAL REQUIREMENTS

For the years ended December 31, 1999 and 1998, respectively, we incurred net losses of approximately $26.2 million and $6.5 million and, on a pro forma basis, after giving effect to the mergers with OpenROUTE and AetherWorks, we would have had a net loss of approximately $95.6 million for the year ended December 31, 1999. These losses present a significant risk to our stockholders. We expect to recognize efficiencies in the future and to benefit from better marketing opportunities and product offerings as a result of the mergers, however, we cannot assure you that after the mergers we will achieve or sustain profitability or positive cash flows from operating activities. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and future debt service requirements, which would have a material adverse effect on our business, financial condition and results of operation and the price of our common stock. In addition, if we cannot return to sustained profitability we will be forced to sell all or part of our business, liquidate or seek to reorganize.

WE MAY REQUIRE ADDITIONAL CAPITAL TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND WE CANNOT BE CERTAIN THAT THE NECESSARY FUNDS WILL BE AVAILABLE

Our ability to return to and maintain profitability is largely dependent upon our ability to introduce new products and technologies and expand our sales efforts in new geographic and product markets. These activities require substantial capital, and if we do not have access to sufficient funds, either from our own operations or through third party financing, our ability to make these necessary expenditures will be limited. As described in the preceding paragraph, there can be no assurance that we will be able to obtain these necessary funds from our own operations. If we are required to seek third party financing, we cannot assure you that we will be able to obtain financing on terms favorable to us, or at all. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to limit our marketing and product development activities or other operations, or otherwise modify our business strategy. These actions, if taken, could increase the difficulties we face in returning to sustained profitability.

WE MAY ENCOUNTER DIFFICULTIES IN COMBINING OPERATIONS WITH OPENROUTE AND AETHERWORKS AND REALIZING SYNERGIES FROM THE MERGERS

We merged with OpenROUTE and AetherWorks with the expectation that the mergers will result in certain benefits including operating efficiencies, cost savings, synergies and other benefits. Achieving the benefits of the mergers will depend in part upon the integration of our businesses with OpenROUTE and AetherWorks in an efficient manner, which we believe will require considerable effort. In addition, the consolidation of operations will require substantial attention from management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the combined company. We cannot assure you that we will succeed in integrating our operations with those of OpenROUTE and AetherWorks in a timely manner or that the expected efficiencies, cost savings and synergies of the mergers will be realized.

WE WILL INCUR SIGNIFICANT MERGER-RELATED CHARGES

As a result of the mergers, we have incurred and we will incur integration costs associated with:

o    consolidating corporate headquarters and other administrative functions;
o terminating certain leases and severance and facility closing costs associated with consolidating certain product lines; and
o merger-related costs such as financial advisory, legal and accounting fees and financial printing and other related charges.

OUR ABILITY TO USE OUR AND OPENROUTE AND AETHERWORKS' NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED

As of December 31, 1999, the Company had net operating losses of approximately $89.9 million available for carryforward to offset future income for Federal income tax purposes. Approximately $46.5 million of these net operating losses will be limited due to the change in ownership that occurred prior to the OpenROUTE acquisition. These carryforwards are subject to limitation of the amount available to be used in any given year due to significant changes in ownership interests. In addition, the Company has research and development credit carryforwards of approximately $3.7 million, which are available to offset future Federal income taxes with certain limitations. In addition, as of September 30, 1999, AetherWorks' had federal income tax net operating loss carryforwards of approximately $18.5 million that begin to expire in 2010. A tax asset related to this loss carryforward does not appear on AetherWorks' balance sheet because it is unclear if AetherWorks will generate taxable income prior to the expiration of the net operating loss carryforwards. The extent to which we may use AetherWorks' net operating loss carryforwards to reduce our future tax liability may be limited. As a result of these limitations, our future tax liability may be greater than the combined tax liabilities of Netrix, OpenROUTE and AetherWorks in the absence of the mergers.

WE RELY TO A LARGE EXTENT ON INDEPENDENT DISTRIBUTION CHANNELS AND THE LOSS OF A SIGNIFICANT NUMBER OF DISTRIBUTORS COULD ADVERSELY EFFECT US

We rely on reseller channels, including distributors and systems integrators, for a significant portion of our revenues. In particular, in foreign markets we often have one distributor designated for an entire country, and that distributor provides local support and service for our products. The loss of one or more significant resellers could adversely affect our business in terms of:

o    lost revenues;
o    lost market presence; and
o the difficulties we would encounter in servicing customers introduced to us by our resellers if we do not have other resellers in that geographic area.

WE ARE EXPOSED TO POTENTIAL DELAYS IN PRODUCT SHIPMENTS BECAUSE WE CONTRACT OUT PRODUCT MANUFACTURING AND SOME COMPONENTS FOR OUR PRODUCTS ARE AVAILABLE ONLY FROM A SINGLE SUPPLIER OR A LIMITED NUMBER OF SUPPLIERS

We rely on others to manufacture our products and product components and this dependence exposes us to potential interruptions or delays in product delivery. An interruption could have a short term effect on our revenues and a longer term effect on our ability to market our products. Currently, we rely on a single contract manufacturer to assemble and test our voice products. Also, some of the components we use in our products are available from only one source or a limited number of suppliers. Although we have been able to obtain our products and these components to date, our inability to develop alternative sources if and as required in the future, or to obtain sufficient sole source or limited source components as required, could result in delays or reductions in product shipments.

OUR BUSINESS WILL SUFFER IF WE LOSE CERTAIN KEY PERSONNEL OR FAIL TO ATTRACT AND RETAIN OTHER QUALIFIED PERSONNEL

The success of our business will be dependent, to a significant extent, upon the abilities and continued efforts of our management, marketing, engineering and technical personnel, many of whom would be difficult to replace. We do not have employment contracts with all of our key employees and we do not have "key man" life insurance on any of our officers or directors.

Our success will also depend on our ability to attract, retain and motivate qualified management, marketing, technical and sales executives and other personnel who are in high demand and who often have multiple employment options. In addition, as a result of the changes to Netrix resulting from the OpenROUTE and AetherWorks mergers, many employees that we would like to retain may decide to pursue other opportunities or we may be forced to increase their compensation to retain them. The loss of the services of key personnel, or the inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our business, financial condition, results of operations and the price of Netrix common stock.

OUR INTELLECTUAL PROPERTY RIGHTS ARE AN IMPORTANT PROTECTION FOR OUR PRODUCTS, AND WE COULD BE ADVERSELY AFFECTED IF OUR RIGHTS ARE CHALLENGED OR CIRCUMVENTED BY COMPETITORS

Our ability to compete successfully within our industry is dependent in part upon:

o patents and nondisclosure agreements that we have obtained;
o technical measures that we take to protect confidential information; and
o trade secret, copyright and trademark laws that we rely on to establish and protect our proprietary rights.

If any of our proprietary rights are successfully challenged or circumvented by competitors, or if other companies are able to market functionally similar products, systems or processes without infringing our proprietary rights, then our results of operations and the value of our common stock could be materially and adversely affected.

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE

The market price of the Netrix common stock has been and can be expected to be significantly affected by factors such as:

o  quarterly variations in our results of operations;
o the announcement of new services or service enhancements by us or our competitors;
o  technological innovations by us or our competitors;
o  changes in earnings estimates or buy/sell recommendations by analysts;
o  the operating and stock price performance of other comparable companies; and
o general market conditions or market conditions specific to particular industries.

In particular, the stock prices for many companies in the telecommunications equipment sector have experienced wide fluctuations that have often been unrelated to their operating performance. We have been, and we are likely to continue to be, subject to such fluctuations.

OUR CERTIFICATE OF INCORPORATION AND BY-LAWS CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL

Provisions of our certificate of incorporation and by-laws may have the effect of discouraging, delaying or preventing a take-over attempt that could be in the best interests of Netrix stockholders. These include provisions that:

o    separate our board of directors into three classes;
o    limit the ability of our stockholders to call special stockholder meetings;
o require advance notice of nominations for directors and stockholder proposals to be considered at stockholder meetings; and
o require a vote greater than two-thirds to remove directors from office or amend many of the provisions of our certificate of incorporation and by-laws.

Our board of directors also has the right, without further action of the stockholders, to issue and fix the terms of preferred stock, which could have rights senior to the common stock. We are also subject to the "business combination" provisions of the Delaware General Corporate Law, which impose procedures impeding business combinations with "interested stockholders" that are not approved of by our board of directors.

RAPIDLY CHANGING TECHNOLOGY MAY MAKE OUR PRODUCTS OBSOLETE OR UNMARKETABLE

We have focused our products on the edge of the Internet and telephony. The markets for our products are characterized by rapid technological change, frequent new product introduction and evolving industry standards. The introduction of products embodying new technologies by our competitors and the emergence of new industry standards could render our existing products obsolete and could cause new products to be unmarketable. Under these circumstances, our revenue would be adversely effected.

Our success will depend on the ability to address the increasingly sophisticated needs of customers, to enhance existing products and to develop and introduce, on a timely basis, new competitive products that keep pace with technological development and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture or market products enhancements or new products, our business will be materially and adversely effected.

A PORTION OF OUR REVENUES ARE DERIVED FROM INTERNATIONAL SALES, WHICH ARE SUBJECT TO FOREIGN REGULATORY STANDARDS AND CURRENCY EXCHANGE RATE FLUCTUATIONS

International sales accounted for 47% and 53% of our total revenues in 1999 and 1998, respectively, and international sales will continue to be significant to us after the mergers with OpenROUTE and AetherWorks. The conduct of international operations subjects us to certain risks. Foreign regulatory bodies continue to establish standards different from those in the United States, and our products are designed generally to meet those standards. Our inability to design products in compliance with such foreign standards could have an adverse effect on our operating results. Also, our international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs, and difficulties in obtaining export licenses. We do not expect that we will hedge against fluctuations in currency exchange rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not a party to any market risk sensitive instrument that is material to the Company, its financial position or results of operations, either for trading purposes or otherwise.

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Netrix Corporation:

We have audited the accompanying consolidated balance sheets of Netrix Corporation (a Delaware corporation) and its subsidiaries, (together the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netrix Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                    ARTHUR ANDERSEN LLP



Vienna, Virginia
March 16, 2000



                               NETRIX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended December 31,
                                                                          -----------------------------------
                                                                            1999            1998       1997
                                                                         ------------    --------    --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   Revenues:
        Product                                                              $24,505      $21,840     $22,474
        Service                                                                6,740        9,642      10,613
                                                                          ----------  -----------  ----------
             Total revenues                                                   31,245       31,482      33,087
                                                                          ----------  ---- ------  ----------
   Cost of revenues:
        Product                                                               11,758       10,939      11,395
        Service                                                                4,777        5,155       7,045
                                                                          ----------  -----------  ----------
              Total cost of revenues                                          16,535       16,094      18,440
                                                                          ----------  -----------  ----------
                     Gross profit                                             14,710       15,388      14,647
                                                                          ----------  -----------  ----------
   Operating expenses:
        Sales and marketing                                                    6,468        9,292      10,120
        Research and development                                               7,043        6,771       8,323
        General and administrative                                             5,573        4,324       4,002
        Stock compensation                                                    18,778            -           -
        Restructuring charge                                                     900            -         875
        Bad debt expense                                                         540        1,489         100
                                                                          ----------  -----------  ----------
                   Loss from operations                                      (24,592)      (6,488)     (8,773)
   Interest and other, net                                                      (178)         (29)        196
                                                                          ----------  -----------  ----------
                  Loss before income taxes                                   (24,770)      (6,517)     (8,577)
                                                                          ----------  -----------  ----------
   Provision for income taxes                                                      -            -           -
                                                                          ----------  -----------  ----------
                  Net loss                                                   (24,770)      (6,517)     (8,577)
   Dividends and accretion of preferred stock                                  1,399            -           -
                                                                          -----------  ----------  ----------

                  Net loss attributable to common stockholders             $ (26,169)    $ (6,517)   $ (8,577)
                                                                          ============ ==========  ==========
   Basic and diluted net loss per share                                      $ (2.17)    $  (0.60)   $  (0.90)
                                                                          ============ =========== ==========
   Basic and diluted weighted average shares outstanding                      12,074       10,891       9,553
                                                                          =========== ==== ======   =========



 The accompanying notes are an integral part of these consolidated financial statements.










                               NETRIX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                        As of December 31,
                                                                                    ---------------------------
                                                                                         1999           1998
                                                                                    -------------      --------
                                                                                      (IN THOUSANDS, EXCEPT SHARE
                                                                                               AMOUNTS)

                                                     ASSETS

Current assets:
     Cash and cash equivalents                                                              $5,930        $2,488
     Accounts receivable, net of allowance for doubtful accounts
          of $2,902 and $796, respectively                                                   9,697         7,499
     Inventories                                                                             4,304         5,265
     Other assets                                                                              531           472
                                                                                      ------------  ------------
          Total current assets                                                              20,462        15,724
                                                                                      ------------  ------------
Property and equipment, net of accumulated depreciation
     and amortization of $9,959 and $20,473, respectively                                    4,560         3,823
Deposits and other assets                                                                       78           165
Intangible assets and goodwill, net of accumulated
     amortization of $2,348 and $1,712, respectively                                        70,153           529
                                                                                       -----------   -----------
TOTAL ASSETS                                                                              $ 95,253      $ 20,241
                                                                                       ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                                         $ 1,059      $ 2,167
     Accounts payable                                                                         6,703        3,011
     Accrued liabilities                                                                      4,680        2,946
                                                                                        -----------   ----------
          Total current liabilities                                                          12,442        8,124
                                                                                        ------------  ----------

Other liabilities                                                                               352            -
                                                                                        ------------  ----------
    Total liabilities                                                                        12,794        8,124

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.05 par value; 1,000,000 shares authorized; none
          issued and outstanding                                                                 --           --
     Common stock, $0.05 par value; 36,800,000 and 15,000,000 shares authorized; 29,260,000 and 11,490,000 shares issued and
         outstanding, respectively                                                            1,463          575
     Warrants                                                                                 2,041          257
     Additional paid-in capital                                                             151,694       57,679
     Accumulated deficit                                                                    (72,443)     (46,274)
     Accumulated other comprehensive loss                                                      (296)        (120)
                                                                                        ------------     --------
          Total stockholders' equity                                                         82,459       12,117
                                                                                        -------------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $95,253      $20,241
                                                                                        =============    ========

 The accompanying notes are an integral part of these consolidated financial statements.



                               NETRIX CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)
                                                                    Additional
                               Comprehensive  Preferred   Common     Capital    Deferred                   Accum.   Accum.
                                   Loss        Stock       Stock     Paid-in    Compensation  Warrants Compr. Loss  Deficit  Total
                                   ----        -----       -----     --------   ------------  -------- -----------  -------  -----


Balance, December 31, 1996                       $ --     $ 476      $ 55,603    $   --        $   --     $ (52)  $(31,180) $24,847
Stock options exercised                                       3           134        --            --         --         --     137
Employee stock purchase plan                       --         1            37        --            --         --                 38
Net loss                           $(8,577)        --        --            --        --            --         --    (8,577)  (8,577)
Net change in unrealized                                                             --
    investment holding gain              7         --        --            --        --            --          7        --        7
Cumulative translation
    adjustment                          28         --        --            --        --            --         28        --       28
Comprehensive loss                $ (8,542)        --        --            --        --            --         --        --       --
                                  =========  --------   -------   -----------    ------         -----      -----    ------    -----
Balance, December 31, 1997                                 480       55,774          --            --        (17)  (39,757)  16,480


Stock options exercised                            --        2           59          --            --         --         --      61
Proceeds from private                              --       88        1,988          --            --         --         --   2,076
placement, net
Warrants issued in connection
with private placement                             --       --        (257)          --      257         --         --           --
Employee stock purchase plan                       --        5          115          --       --         --         --          120
Net loss                           $(6,517)        --       --           --          --       --         --    (6,517)       (6,517)
Cumulative translation                (103)        --       --           --          --       --      (103)         --        (103)
adjustment                            -----
Comprehensive loss                 $(6,620)        --       --           --          --       --         --         --         --
Balance, December 31, 1998                         --      575       57,679          --      257      (120)   (46,274)       12,117


Issuance of preferred stock and
warrants, net                                   3,713       --           --          --      251         --         --        3,964
Dividends and accretion on
preferred stock                                 1,399       --           --          --       --         --    (1,399)           --
Dividends paid on preferred                     (108)       --           --          --       --         --         --
stock                                                                                                                         (108)
Conversion of preferred stock
to common stock                               (5,004)       74        4,930          --       --         --         --           --
Stock options exercised                            --       14          865                   --         --         --          879
Employee stock purchase plan                       --        1           47                   --         --         --           48
Deferred compensation                              --                 1,400     (1,400)       --         --         --           --
Amortization of deferred
compensation                                       --       --           --       1,400       --         --         --        1,400
Stock compensation upon option
acceleration                                       --       --        1,003          --       --         --         --        1,003
Stock compensation expense
pursuant to employment
agreement                                          --       --       16,375          --       --         --         --       16,375
Warrants issued for services provided                                                         179                               179
Warrants issued in connection
with acquisition of OpenROUTE                      --       --           --          --    1,354         --         --        1,354
Stock and options issued for
acquisition of OpenROUTE                           --      799       69,395          --       --         --         --       70,194
Net loss                           $(24,770)       --       --           --          --       --         --   (24,770)     (24,770)
Cumulative translation adjustment      (176)       --       --           --          --       --      (176)         --        (176)
                                  ----------
Comprehensive loss                 $(24,946)                                         --
                                   =========    -----   ------     --------          --
Balance, December 31, 1999                      $  --   $1,463     $151,694        $ --     $2,041    $ (296) $ (72,443)   $ 82,459
                                                =====   ======     ========        ====    =======    ======= ==========   ========


         The accompanying notes are an integral part of these consolidated financial statements.




                               NETRIX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                    Year Ended December 31,
                                                                             ---------------------------------------
                                                                             1999              1998          1997
                                                                          -----------       ---------      --------
                                                                                       (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(24,770)        $(6,517)     $ (8,577)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                                              2,599           2,722         3,338
     Non-cash expense pursuant to issuance of  warrants                           179              --            --
     Stock compensation expense                                                18,778              --            --
     Changes in assets and liabilities, net of effect of acquisition:
         Accounts receivable                                                     (443)         (1,287)        5,437
         Inventories                                                            2,821           2,770            82
         Other current assets                                                      --             241           298
         Deposits and other assets                                                180             378          (299)
         Accounts payable                                                       1,845               9          (457)
         Accrued liabilities                                                     (522)           (352)       (1,280)
         Other liabilities                                                        352             (97)         (278)
                                                                          -----------  --------------  ------------
     Net cash provided by (used in) operating activities                         1,019         (2,133)       (1,736)
                                                                           -----------  --------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                            --              --       (2,473)
     Cash acquired from acquisition of OpenROUTE                                   643              --           --
     Cash payments for acquisition costs                                          (611)             --           --
     Sales and maturities of short-term investments                                 --              --        7,823
     Purchases of property and equipment                                        (1,107)         (1,311)      (1,665)
                                                                           ------------  --------------  -----------
         Net cash (used in) provided by investing activities                    (1,075)         (1,311)       3,685
                                                                           ------------  --------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing under line of credit, net                                        (1,109)          1,020          393
     Principal payments of long-term debt                                           --              --         (481)
     Proceeds from private placement, net                                           --           2,076           --
     Proceeds from preferred stock, net                                          3,964              --           --
     Cash dividends paid on preferred stock                                       (108)             --           --
     Proceeds from exercise of stock options                                       879              61          137
     Proceeds from employee stock purchase plan                                     48             120           38
                                                                           -----------   -------------   -----------
         Net cash provided by financing activities                              3,674            3,277           87
                                                                           ----------    -------------   ------------

Effect of foreign currency exchange rate changes on cash and cash                (176)           (103)           35
equivalents

Net increase (decrease) in cash and cash equivalents                             3,442           (270)        2,071

Cash and cash equivalents, beginning of period                                   2,488           2,758          687
                                                                           -----------   -------------   -----------
Cash and cash equivalents, end of period                                        $5,930          $2,488      $ 2,758
                                                                           ===========   =============   ===========
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                       $390           $ 183         $117

 The accompanying notes are an integral part of these consolidated financial statements.


                               NETRIX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY:

BUSINESS DESCRIPTION

Netrix Corporation, doing business as Nx Networks, (the "Company" or "Netrix"), is a worldwide provider of internet telephony and data networking solutions. The Company combines patented, switched, compressed voice and data technology with advanced packet data networking capabilities to provide networking solutions that improve network performance and deliver an array of tangible network services. The Company is headquartered in Herndon, Virginia.

The Company conducts operations in the United Kingdom and Hong Kong through its wholly owned subsidiary, Netrix International Corporation (a Delaware Corporation), and in Germany and Italy through its wholly owned subsidiaries Netrix GmbH and Netrix S.r.l., respectively. The Company's customers include service providers, multinational corporations and government agencies in over 60 countries.

MERGERS AND ACQUISITIONS

ACQUISITION OF OPENROUTE

On December 22, 1999, the Company completed the merger of OpenROUTE Networks ("OpenROUTE") with and into Netrix, pursuant to the terms of the Agreement and Plan of Merger dated September 30, 1999. Under the terms of the transaction, the holders of OpenROUTE common stock and stock options received one share of Netrix common stock for each OpenROUTE share converted. This resulted in the issuance of 15,989,566 shares of common stock to the former OpenROUTE stockholders. The issued shares were valued at $3.90 per share, which is the average of the closing prices for the three days before and after the public announcement of the merger. Options to acquire 2,387,175 shares of common stock were issued to OpenROUTE employees for options to acquired OpenROUTE common stock. These options were valued at approximately $7.9 million using the Black-Scholes model assuming 130 percent volatility, a risk free interest rate of 6.30 percent and an exercise period of three years and have been included in the purchase price of OpenROUTE. The transaction has been accounted for under the purchase method of accounting and the operating results of OpenROUTE have been included in the accompanying consolidated statements of operations from the date of acquisition (December 22, 1999). For accounting purposes, the Company is deemed to be the acquiring corporation in the merger. Immediately following the merger, Netrix shares held by Netrix stockholders represented approximately 45 percent of the outstanding shares of Netrix. The board of directors of the combined companies consist of six former Netrix directors and two OpenROUTE directors with the Chief Executive Officer of Netrix, serving as Chairman of the Board of the combined companies' board of directors.

The valuation of OpenROUTE, including transaction costs of $1.9 million was $72.2 million. A summary of assets and liabilities acquired, at estimated fair market value was as follows (in thousands):

        Current assets                         $ 4,558
        Property and equipment                   1,482
        Goodwill                                62,922
        Intangibles                              7,300
        Current liabilities                    (4,103)
                                           -----------
                                               $72,159
                                           ===========

The value assigned to intangible assets consisted of the following (in thousands):

        Assembled workforce                       1,000
        Service contracts                         1,000
        Software license                          5,300
        Goodwill                                 62,922
                                           ------------
        Total                                   $70,222
                                           ============

The unaudited pro forma information presented below reflects the acquisition of OpenROUTE as if it had occurred on January 1, 1998. The results are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date (in thousands, except per share data):

                                                                                Year Ended
                                                                               December 31,
                                                                        ---------------------------
                                                                          1999            1998
                                                                        -------------    ----------
                                                                               (unaudited)

        Revenues                                                          $43,624        $ 45,808
        Loss attributable to common stockholders                          (66,231)        (35,932)
        Loss per share attributable to common stockholders                $ (2.26)       $  (1.34)



AGREEMENT TO ACQUIRE AETHERWORKS

On December 31, 1999, the Company entered into an agreement (the "Agreement") to acquire AetherWorks Corporation ("AetherWorks"). AetherWorks provides voice and data carrier class convergence solutions for the telecommunications industry. The acquisition was effected, on March 16, 2000, through the merger of AetherWorks with and into a wholly-owned subsidiary of the Company.

Under the terms of the AetherWorks transaction, the holders of AetherWorks common stock, warrants, and stock options converted at a rate of 1.38 shares of Netrix Common Stock, warrants, and stock options. The Company issued 2,622,278 shares of common stock and warrants and options to acquire 867,722 shares of common stock. The shares were valued at $22.94, average of closing prices for three days before and after March 16, 2000. The warrants and options were valued at approximately $16.2 million using the Black-Scholes model assuming 130 percent volatility, a risk free interest rate of 6.32 percent and an exercise period of three years. Pursuant to the Agreement, the Company settled an $8.0 million obligation of AetherWorks upon the closing of the acquisition. The conversion ratio of the 3.49 million shares was subject to adjustment based upon the 320,826 of Netrix shares required to satisfy an $8.0 million obligation of AetherWorks, which was required to be redeemed upon the closing of the proposed merger.

Under the terms of the Agreement, an adjustment will be made to the merger consideration if the closing price of its common stock on the Nasdaq Stock Market for the 15 trading day period ended October 31, 2000 does not equal or exceed $22.50 per share. In such event, additional shares of its common stock will be issued such that the consideration per share of AetherWorks common stock is equal to $22.50 per share based upon that average closing price; provided the total number of shares of its common stock issued in the merger will not exceed 19.9% of the total of the Company's then outstanding shares. At closing, the Company also issued to AetherWorks' employees options to acquire a total of 1.0 million shares of its common stock. The options have an exercise price of $6.81 per share and vest over a two to three year period. The Company will record compensation expense of $16.8 million for the difference between the exercise price and the fair market of the stock on the date of grant. This expense will be amortized over the options vesting period.

RISKS AND OTHER IMPORTANT FACTORS

The Company has reported a net loss in each of the last five years and for the year ended December 31, 1999, the Company reported net losses of $24.8 million inclusive of a stock compensation charge of $18.8 million. The success and the future of the Company is dependent on its ability to generate operating income. The Company's ability to generate operating income is in large part dependent on its success at increasing sales of its new products and/or controlling costs. The Company's plan to increase revenues through sales of its new products is continuing to evolve; however, due to market conditions, competitive pressures, and other factors beyond its control there can be no assurances that the Company will be able to adequately increase new product sales in the future.

The success of the Company is also dependent on its ability to generate adequate cash for operations and capital needs. At December 31, 1999, the Company had approximately $5.9 million in cash and cash equivalents with approximately $1.0 million outstanding of the $1.2 million available under the line of credit agreement. In March 2000, the Company completed an offering of 1.0 million shares of common stock. The offering generated proceeds of $25.1 million, net of issuance costs of approximately $0.9 million. $8.0 million of the proceeds were used to satisfy an AetherWorks' obligation, which was a condition to closing the acquisition of AetherWorks. The Company is relying on these proceeds and future sales and the collection of the related accounts receivable to meet its cash obligations. The Company may have to generate additional cash, which may include the sale of additional equity or borrowings. There can be no assurance that such new financing will be available on terms management finds acceptable or at all.

The Company's operations are subject to certain risks and uncertainties including, among others, rapidly changing technology and markets, current and potential competitors with greater financial, technological, production and marketing resources, reliance on certain sole source suppliers and third party contract manufacturers, and dependence on key management personnel.

Future operating results may be affected by a number of other factors including, the timing of new products in the market place, competitive pricing pressures and global economic conditions. The market for the Company's products is characterized by rapidly changing technology, the development, introduction, and evolution of competitive products may require a significant investment of financial resources. Additionally, the Company relies on sales to a leasing company and reseller channels that are not under its control for a significant portion of its revenues, particularly in its international regions. During the year ended December 31, 1999, the Company recognized $3.2 million from revenues to sales to a leasing company. The leasing company transaction is a new distribution channel, which is not under the control of the Company and revenue from such distributor could vary significantly from period to period. Also, while the Company has generally been able to obtain adequate supplies of components to date, the interruption or termination of the Company's current manufacturing relationships could have an adverse effect on the Company's liquidity and operating results.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

Cash equivalents are primarily bank deposits, commercial paper, and government agency securities with original maturities of three months or less. These investments are carried at cost, which approximates fair market value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the balance sheet approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the line of credit agreement.

INVENTORIES

Inventories are valued at the lower of cost or market, using the first-in, first-out ("FIFO") method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

         Manufacturing and test equipment.....................3-5 years
         Office furniture and equipment.......................5 years
         Purchased software...................................3 years
         Leasehold improvements...............................shorter of useful life or remaining lease term

INTANGIBLES AND GOODWILL

Acquired intangible assets including assembled workforce, service contracts and software licenses together with goodwill are amortized over their expected useful lives of four years.

REVENUE RECOGNITION

The Company recognizes revenue both from sales of products and from service contracts. Revenue from product sales is generally recognized upon shipment. Where sales contracts provide for customer acceptance, or other contingencies, the Company recognizes revenue upon acceptance of the product by the customer or when the contingency is satisfied. Revenue from service contracts is deferred and recognized ratably over the period covered by the contract. Revenue for product installation is recognized upon completion of the installation. Product sales accounted for 78% of total revenues for the year ended December 31, 1999, 69% of total revenues for the year ended December 31, 1998, and 68% of total revenues for the year ended December 31, 1997.

Revenues on long-term contracts are recognized under the percentage of completion method of accounting based upon the ratio of the costs incurred to total estimated costs. Estimates to complete are revised periodically based on changes in facts. Any losses on contracts are recognized in the period when the loss is estimated.

WARRANTY

The Company generally warrants its products for periods ranging from 90 days to one year and sells an optional, annually renewable, maintenance contract with most networks. Certain router products have a seven year limited warranty. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

FOREIGN EXCHANGE GAIN/LOSS

Assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included in the cumulative translation adjustment account in stockholders' equity except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future.

EARNINGS (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards "Earnings Per Share (SFAS No. 128"). Under SFAS No. 128, Basic Earnings Per Share ("EPS") excludes the effect of any dilutive options, warrants, or convertible securities and is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Options to purchase approximately 6.7 million, 1.4 million and 1.2 million shares of common stock were excluded from the computation of diluted loss per share in 1999, 1998 and 1997, respectively. Warrants to purchase approximately 0.2 million and 0.1 million shares of common stock were excluded from the computation of diluted loss per share in 1999 and 1998, respectively. Inclusion of these options and warrants would have an anti-dilutive effect on loss per share.

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

RECLASSIFICATIONS

Certain amounts have been reclassified in the prior year financial statements to conform with the current year presentation.

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

The Company's estimates of anticipated net revenues, the remaining estimated lives of intangible assets, or both, could be reduced significantly in the future due to changes in technologies, regulation, available financing or intense competition. As a result the carrying amount of long-lived assets could be reduced materially in the future.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet evaluated the effect of this standard in the financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 is effective January 1, 1999, and is applied to all projects in progress upon initial application. Based on the adoption of SOP 98-1, the Company capitalized approximately $70,000 related to the Company's internal systems during the year ended December 31, 1999. Capitalized software is included in property and equipment and is amortized on a straight-line basis over a three year period.

3.       BALANCE SHEET DETAILS (IN THOUSANDS):

INVENTORIES

                                                                                       As of December 31,
                                                                                     ------------------------
                                                                                    1999             1998
                                                                                  -------           -------

                  Raw materials........................................         $    546         $     350
                  Work-in-process......................................              353               364
                  Finished goods.......................................            3,405             4,551
                                                                                --------         ---------
                       Total inventories...............................          $ 4,304          $  5,265
                                                                                 =======          ========

PROPERTY AND EQUIPMENT


                                                                                      As of December 31,
                                                                                   -------------------------
                                                                                  1999              1998
                                                                                ---------         ---------

                  Manufacturing and test equipment.....................          $ 9,000        $   14,634
                  Office furniture and equipment.......................            4,872             6,667
                  Purchased software...................................              647             2,995
                                                                             -----------       -----------
                       Total property and equipment....................           14,519            24,296
                  Accumulated depreciation and amortization............           (9,959)          (20,473)
                       Net property and equipment......................          $ 4,560        $    3,823
                                                                              ===========      ============

ACCRUED LIABILITIES

                                                                                       As of December 31,
                                                                                    -------------------------
                                                                                   1999              1998
                                                                                 ----------         --------

                  Payroll and related compensation.....................          $ 1,360           $   627
                  Sales and state taxes................................              803               758
                  Professional fees....................................              658               102
                  Other................................................            1,859             1,459
                                                                                 ---------         --------
                  Total accrued liabilities..................................... $ 4,680           $ 2,946
                                                                                 =========         ========

4.   COMMON STOCK AND STOCK PLANS:

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains three stock option plans, which are described below, whereby employees and directors of the Company are granted the opportunity to acquire an equity interest in the Company. SFAS No. 123, "Accounting for Stock-Based Compensation" defines a "fair value based method" of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company has historically accounted for employee stock options or similar equity instruments under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The Company has elected to apply APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation. Had compensation cost for the Company's three stock-based compensation plans been determined based upon the fair value method at the grant dates for awards under those plans, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


                                                               Year Ended December 31,
                                                      ------------------------------------------
                                                        1999            1998            1997
                                                     -----------    ----------      -----------


Net loss attributable to
common stockholders               As reported           $(26,169) $   (6,517)        $ (8,577)
                                  Pro forma             $(30,324) $   (7,203)        $(10,377)

Per share                         As reported           $  (2.17) $    (0.60)        $  (0.90)
                                  Pro forma             $  (2.51) $    (0.66)        $  (1.08)



The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998, and 1997, respectively: no dividend yield; expected volatility of 130 percent, 98 percent, and 98 percent; risk free interest rates approximating 6.30 percent, 5.5 percent, and 5.5 percent; and an average expected life of approximately 5 years. The per share weighted average fair value of the options granted during the year ended December 31, 1999, 1998 and 1997 was $2.89, $2.26, and $1.75, respectively.

1996 STOCK OPTION PLAN

Under the terms of the Company's 1996 Stock Option Plan, either incentive stock options or nonstatutory options may be granted. The purchase price of shares subject to any incentive option granted will not be less than the fair market value at the date of grant. Stock options granted generally expire five to ten years from the grant date and typically vest 20% to 25% per year. Compensation expense recorded for options granted to employees at less than fair value on the date of the grant is recognized on a straight-line basis over the performance period.

1999 STOCK OPTION PLAN

Under the terms of the Company's 1999 Stock Option Plan (the "1999 Plan"), either incentive stock options or nonstatutory stock options may be granted. The purchase price of shares subject to any incentive stock option granted will not be less than the fair value at the date of grant. Stock options granted generally expire ten years from the grant date and typically vest 50% per year. Compensation expense recorded for options granted to employees at less than the fair value on the date of grant is recognized on a straight-line basis over the performance period, unless accelerated based upon certain events.

On September 30 1999, the Company re-priced the exercise price of 200,000 options issued to members of the Board of Directors to $2.50 per share from an exercise price of $3.31 on the date of grant in July 1999. In accordance with the proposed amendment to APB No. 25, the Company will record compensation expense on the change in fair value of the re-priced options prospectively from July 1, 2000.

In connection with the acquisition of OpenROUTE, the Company issued 2.4 million options under the 1999 Plan to former OpenROUTE option holders with identical terms to the original OpenROUTE options. In accordance with EITF Issue No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring" the fair value of options in the Company issued in exchange for options in OpenROUTE are included as part of the purchase price of OpenROUTE.

The OpenROUTE stock option plans generally provide for the granting to employees of incentive stock options to purchase shares of Common Stock at the fair market value as defined by the plan on the date of grant and of non-qualified stock options at no less than 50% of the fair market value as defined by the plan on the date of the grant. Generally, options become exercisable at the rate of 25% at the end of each of the first four anniversaries of the grant. Options generally expire ten years from the date of grant, or ninety days from the date of termination of employment.

DIRECTOR OPTION PLAN

Under the terms of the Director Option Plan directors of the Company who are not officers or employees of the Company each receive nonstatutory options to purchase 9,000 shares of Common Stock of the Company. During the year ended December 31, 1998 and 1997. Independent members of the Board of Directors were granted options to purchase a total of 9,000 of common stock during each of the years ended December 31, 1998 and 1997, at a weighted average price per share of $2.19, and $4.69, respectively. No options were issued under this plan in the year ended December 31, 1999.

The following table summarizes the changes in common stock options under common stock option plans described above;



                                                                                            Weighted Average
                                                          Number          Option Price         Option Price
                                                         of Shares         Per Share            Per Share


Outstanding, December 31, 1996.......................   1,486,148          $1.68-$17.25            $5.92
             Granted at market value.................     396,940          $ 1.25-$3.25            $2.30
             Exercised...............................     (63,077)         $ 1.68-$6.25            $2.18
             Canceled................................    (594,786)         $ 1.68-$7.88            $5.57
                                                         ---------
Outstanding, December 31, 1997.......................   1,225,225          $ 1.25-$8.69            $2.93
                                                        ---------
             Granted at market value.................     659,200          $ 1.09-$3.13            $2.96
             Exercised...............................      (3,441)         $ 3.00-$3.13            $2.85
             Canceled................................    (508,937)         $ 1.68-$7.88            $3.65
                                                      -----------
Outstanding, December 31, 1998.......................   1,372,047          $ 1.25-$8.69            $2.92
                                                      -----------
             Granted at market value.................   2,056,140          $2.50-$12.44            $3.52
             Granted below market value..............   1,619,700          $1.50 -$2.75            $2.43
             Granted in connection with
             acquisition of OpenROUTE................   2,387,175          $ 0.81-$7.50            $1.79
             Exercised...............................    (292,270)         $ 0.91-$4.13            $2.57
             Canceled................................    (470,539)         $ 1.09-$7.13            $3.01
                                                       -------------      -------------            -----
Outstanding, December 31, 1999......................    6,672,253          $ 0.81-$12.44           $2.10
                                                       ============       =============            =====

Exercisable, December 31, 1999....................      4,124,306          $ 0.81-$7.50            $2.13
                                                        =========         =============            =====



Exercise price for employee stock options outstanding at December 31, 1999 are as follows:


                                                                             Weighted
                                                                             Average                  Weighted
                                             Number Outstanding              Remaining                 Average
                                                   as of                    Contractual                Exercise
RANGE OF EXERCISE PRICE                      December 31, 1999              Life-Years                  Price
-----------------------                      -----------------              ----------                  -----

$  0.81-$ 1.13                                 1,069,144                        8.15                     0.62
   1.14-  2.33                                 1,432,264                        8.22                     1.64
   2.37-  2.80                                 3,357,058                        9.67                     2.61
   2.81-  4.37                                   583,287                        8.71                     3.25
   7.50-  7.50                                    20,000                        1.98                     7.50
  12.44- 12.44                                   210,500                        9.92                    12.44
                                               ---------                       -----                    ------
Total                                          6,672,253                        9.02                     2.10
                                               =========                       =====                    ======


STOCK COMPENSATION TO EMPLOYEES

Based on provisions of the chief executives officer's employment contract, the acquisition of OpenROUTE constituted a change in control. As a result of the change in control, the Company is obligated to issue 1.0 million shares of common stock. The Company recognized as compensation expense, $16.4 million for the fair value of the shares to be issued.

During the year ended December 31, 1999, the stock compensation expense for options granted to employees below market value, approximated $1.4 million. At December 31, 1999 there is no remaining deferred compensation expense related to these grants as these options vested upon the close of the OpenROUTE acquisition.

In connection with the termination of certain employees during the year ended December 31, 1999, the Company vested stock options that would have otherwise been forfeited. In accordance with APB Opinion No. 25 and the related interpretations, the Company recorded stock compensation expense of $1.0 million.

EMPLOYEE STOCK PURCHASE PLAN

Under the 1992 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue semi-annual offerings of up to 50,000 shares. The number of shares available for an offering may be increased at the election of the Board of Directors by the number of shares of Common Stock, if any, which were made available but not purchased during an earlier offering. Each offering is six months in length and commences on each July 1 and January 1. Under the terms of the Plan, employees can choose prior to each offering to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-offering or end-of-offering market price. Under the Plan, the Company sold 68,101 shares, 90,932 shares, and 20,067 shares to employees in 1999, 1998 and 1997, respectively.

PRIVATE PLACEMENT

In April 1998, the Company completed a private placement by issuing and selling 1,750,000 shares of common stock at a price of $1.25 per share. In connection with the private placement, the Company received net proceeds of approximately $2.1 million. The shares issued in the private placement were registered for resale pursuant to a registration statement declared effective by the Securities and Exchange Commission on June 12, 1998. The offering costs were accounted for as a reduction to additional paid-in capital in the accompanying consolidated statements of changes in stockholders' equity.

 PREFERRED STOCK

In May 1999, the Company completed a private placement by selling and issuing 297,187 shares of Series A 8% Convertible Preferred Stock (the "Preferred Stock"), par value $.05 per share, at a price of $13.75 per share, and by issuing warrants to purchase an additional 50,000 shares of common stock at an excise price of $2.75 per share. Each share of Preferred Stock had a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends were cumulative from May 14, 1999 and payable semi-annually, in arrears on April 30 and October 31, commencing October 31, 1999. Dividends were payable in cash or shares of common stock at the Company's election. Cash dividends of $108,000 were paid on October 31, 1999. No additional dividends are due.

The Preferred Stock was convertible at any time prior to redemption, at the option of the holder into common stock at a conversion rate equal to five shares of common stock for each share of preferred stock, subject to adjustment in certain circumstances. The fair value of the preferred stock's beneficial conversion feature, reflective of the difference between the conversion price of the preferred stock and the market value of the underlying common stock on the date of issue, constitutes for accounting purposes, a dividend by the Company. The beneficial conversion feature is required to be reflected as a non-cash charge to earning in the consolidated statement of operations as the transfer restrictions on the underlying common stock lapse. The transfer restrictions lapse when the average closing price for the common stock over a period of 10 consecutive trading days is at least 125 percent, 156 percent, 195 percent and 244 percent of the initial conversion price of the Preferred Stock, $2.75 per share. All transfer restrictions lapsed in 1999, which resulted in non-cash dividend charges to earning of approximately $1.2 million, for the year ended December 31, 1999.

The Preferred Stock was redeemable or convertible to common stock at the option of the Company at any time after the closing bid price for the common stock on the NASDAQ Stock Market had equaled or exceeded $6.00 for 10 consecutive trading days, with a redemption price of $17.50 per share. In December 1999, the shares were converted into common stock under this provision.

WARRANTS

In April 1998, in connection with the Private Placement, the Company issued warrants to their underwriters to purchase 140,000 shares of common stock at an exercise price of $1.75 per share. The warrants were valued at $0.3 million, using the Black-Sholes pricing model. The offering costs were accounted for as a reduction of the net proceeds of the private placement in the accompanying consolidated statements of changes in stockholders' equity.

In April 1999, in connection with the Company's lending institution forgiveness of past debt covenant defaults, the Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. The warrants were valued at $0.1 million, using the Black-Sholes pricing model. The financing costs were accounted for as interest expense in the accompanying consolidated statements of operations.

In July 1999, in connection with the Preferred Stock offering, the Company issued warrants to professional services and corporate finance consultants to purchase 124,818 shares of common stock at an average exercise price of $2.98 per share. The fair value of the warrants was valued at $0.3 million, using the Black-Scholes pricing model. The offering costs were accounted for as a reduction of the net proceeds of the preferred stock in the accompanying consolidated statements of changes in stockholders' equity.

In August 1999, in connection with the acquisition of OpenROUTE, the Company issued warrants to professional service providers to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. The fair value of the warrants was valued using the Black-Scholes pricing model at the end of each reporting period through the acquisition of OpenROUTE. The value of the warrants became fixed on the date of the OpenROUTE acquisition, resulting in acquisition costs of $1.4 million. The acquisition costs were accounted for as additional purchase price for the OpenROUTE acquisition.

During the year ended December 31, 1999, in connection with general consulting services provided during the year, the Company issued warrants to purchase 52,500 shares of common stock at an average exercise price of $4.76 per share. The fair value of the warrants was valued at $0.1 million, using the Black-Scholes pricing model. The compensation costs were accounted for as stock compensation expense in the accompanying consolidated statements of operations.

Exercise price for warrants outstanding at December 31, 1999 are as follows:


         Range of                     Number Outstanding           Weighted Average Remaining           Weighted Average
         Exercise Price             as of December 31, 1999           Contractual Life-years              Exercise Price
         --------------             -----------------------        --------------------------          -----------------

        $ 2.75 - $3.75                      202,818                           4.58                      $ 2.99
        $ 5.00 - $7.00                       17,500                           4.42                      $ 6.14
                                            -------                          -----                      ------
                 Total                      220,318                           4.51                      $ 3.24
                                            =======                          =====                      ======



5.       COMMITMENTS AND CONTINGENCIES:

LINE OF CREDIT

In February 2000, the Company entered into a $10.0 million line of credit agreement with its chief executive officer, Steven T. Francesco. The loan agreement provided for interest of prime plus 5% on the outstanding principal. No amounts were borrowed under this agreement. Per the agreement, the line was terminated in March 2000 upon the Company completing an equity offering greater than $10.0 million.

In November 1997, the Company negotiated a $3.0 million line of credit agreement with a lending institution to be used for working capital. Borrowings under the line are based on qualified domestic accounts receivable and are collateralized by the Company's assets. At December 31, 1999, the Company had approximately $1.0 million outstanding of the $1.2 million available under the line of credit agreement. At December 31, 1998, the Company had approximately $2.2 million outstanding of the $2.4 million available under the line of credit.

In February 2000, the Company terminated its line of credit. The Company is working on securing a new line of credit with various financial institutions. Based on the Company's current cash balance, management does not believe that securing a line of credit is required to fund operations for the foreseeable future.

LONG-TERM DEBT

As of December 31, 1999 and 1998, the Company had no long-term debt.

In conjunction with the working capital line of credit obtained in November 1997, the Company repaid its equipment note payable in full. Interest expense related to the borrowing was approximately $117,000 for the year ended December 31, 1997.

RESTRUCTURING CHARGE

In April 1999, the Company implemented a restructuring of operations to reduce and economize its work force as part of an overall plan to return to profitability. The restructuring charges of $0.9 million resulted from $0.8 million of accrued severance and benefit costs associated with a reduction-in-force of 36 employees across all functional areas of the Company, and $57,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. As of December 31, 1999, severance of $0.8 million and lease termination costs of $57,000 have been paid. At December 31, 1999, there is no remaining restructuring accrual related to this restructuring charge.

In April 1997, the Company implemented a restructuring of operations to reduce and economize its work force in response to declining revenues and the discontinuance of its micro.pop product. The restructuring resulted in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force occurred over approximately a one-year period and severance payments were generally made in lump sum in February 1997. The 1997 restructuring charges of $0.9 million resulted from approximately $0.4 million of accrued severance and outplacement costs associated with a reduction-in-force of approximately 37 employees across all functional areas of the Company, approximately $0.4 million of fixed asset write-offs and facility relocation charges for unrecoverable lease obligations associated with the consolidation of the Longmont, Colorado and Herndon, Virginia operations facilities into one facility leased in Charlotte, North Carolina, and other associated costs of approximately $0.1 million. During the year ended December 31, 1999, the Company paid $0.1 million of final severance payments to certain international employees that resulted from an April 1997 restructuring of operations. At December 31, 1999, there is no remaining restructuring accrual related to this restructuring charge.

LEASES

The Company's principal administrative and research and development facilities consist of approximately 56,000 square feet located in Herndon, Virginia and approximately 44,000 square feet in Westborough, Massachusetts. The lease for the Company's headquarters facility in Herndon, Virginia includes annual escalations of a fixed amount during each year of the lease. The Westborough premises are occupied under a lease expiring in April 2002. The Company leases approximately 8,600 square feet in Longmont, Colorado, for the purpose of continuing certain product development activities. Additionally, the Company leases space for sales offices in the US and the UK. The Company was relieved of its lease commitment for 48,000 square feet of space in Boulder, Colorado, in August 1997. The Company recognizes rent expense, net of any sublease revenue, on a straight-line basis. Net rent expense was $1.2 million, $1.8 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

From October 1, 1999 through December 31, 1999, the Company sub-leased 24,000 square feet in the principal Herndon, Virginia facility. From January 1, 1997 through October 1998, the Company subleased 28,000 square feet in a secondary Herndon, Virginia facility. This lease was terminated in October 1998. Sublease revenue of $0.1 million, $0.4 million, and $0.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, is presented as a reduction of rent expense in the accompanying consolidated statements of operations.

Future minimum lease payments for office space and equipment under operating leases are as follows (in thousands):

                 Year Ending                                    Net
                 December 31,                                 Payments
          -------------------------                           --------
                  2000...........................            $   1,797
                  2001...........................                1,711
                  2002...........................                1,330
                  2003 ..........................                1,150
                  2004 and thereafter............                6,554
                                                          ------------
                  Total...............................        $ 12,542
                                                          ============

EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan ("401(k) plan") covering all eligible employees. The Company matches employee contributions up to the first 6% of eligible income at a rate of 25%. The matching funds are subject to 20% vesting per year beginning with the employee's first day with the Company; therefore, certain employees were 100% vested in the Company matching contributions on July 1, 1996. In 1999, 1998, and 1997, the Company contributed approximately $81,000, $18,000, and $86,000, respectively, to the 401(k) plan.

LITIGATION

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

6.    SEGMENT INFORMATION:

For the year ended December 31, 1999, the Company adopted the Statement on Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). The Company's two reportable segments are products and services. The Company evaluates the performance of its segments based on gross profit. Under SFAS No. 131, the Company is required to provide enterprise-wide disclosures about revenues by product and service revenues, long-lived assets by geographic area and revenues from major customers.

REVENUES

Revenues consisted of the following (in thousands):


                                                          Year Ended December 31,
                                           --------------------------------------------
                                                1999                 1998           1997
                                           -------------         ---------       --------

PRODUCT GROUP
         2200                               $  13,035            $  8,343        $  3,759
         2500                                   7,870               7,210           4,492
         S1000                                    647               1,076           1,976
         S10                                    1,589               3,357           9,064
         Telecom                                  246               1,854           3,183
         Internet                               1,113                   -               -
         LAN                                        5                   -               -
                                              ------------       -----------    ---------------
         Total product revenues                24,505              21,840          22,474
         Service revenues                       6,740               9,642          10,613
                                              -------------      ------------   ---------------
         Total revenues                       $31,245            $ 31,482        $ 33,087
                                              =============      =============  ================


GEOGRAPHIC INFORMATION

The Company sells its products and services through its foreign affiliates in the United Kingdom, Germany, Italy and Singapore. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and service revenues was based upon the location of the customer.

The Company's product and service revenues for 1999, 1998 and 1997 were generated in the following geographic regions (in thousands):


                                                            Year Ended December 31,
                                                  --------------------------------------------
                                                 1999              1998             1997
                                               ---------          ---------       ---------

United States.......................            $16,441          $14,933           $12,594
Europe, Middle East and Africa......              8,971           13,149            14,753
Pacific Rim, Latin America and .....
     South America..................              5,833            3,400             5,740
                                              ---------        ---------          --------

Total...............................            $31,245          $31,482           $33,087
                                                =======          =======           =======



Included in domestic product revenues are sales through systems integrators and distributors to the Federal Government of $0.2 million, $0.5 million, and $1.1 million for the years ended December 31, 1999, 1998 and 1997 respectively.

The Company's long-lived assets were located as follows:

                                                    As of December 31,
                                               ----- ---------------------
                                                 1999              1998
                                               ---------          --------
United States.......................         $   74,497       $    4,055
United Kingdom......................                201              247
Germany.............................                  3                -
Italy...............................                 12               50
                                         --------------  ---------------
Total long-lived assets.............         $   74,713       $    4,352
                                             ==========       ==========

SIGNIFICANT CUSTOMERS

Customers that accounted for greater than 10% of total revenues in 1999, 1998 and 1997 are described below (in thousands):


                                                            Year Ended December 31,
                                                     ---------------------------------------
                                                    1999              1998         1997
                                                  ----------       ---------    ----------

Distributor 1.......................                     *        $   2,849      $  3,640
        Product.....................                     *            2,235         2,994
        Service.....................                     *              614           646


Distributor 2.......................                $ 3,736           2,186             *
        Product.....................                  3,645           2,176             *
        Service.....................                     91              10             *

Distributor 3.......................                $ 3,255               *             *
        Product.....................                  3,255               *             *
        Service.....................                      *               *             *



* Revenue accounted for less than 10% of total revenues for the period.

7.       INCOME TAXES

As of December 31, 1999, the Company had net operating losses of approximately $89.9 million available for carryforward to offset future income for Federal income tax purposes. Approximately $46.5 million of these net operating losses will be limited due to the change in ownership that occurred prior to the OpenROUTE acquisition.

These carryforwards expire in years 2002 through 2019 as follows:

                  2002..............                             1,659,251
                  2003..............                             4,317,781
                  2004..............                             2,551,507
                  2005..............                             1,323,189
                  2006 and thereafter                           80,048,272
                                                              ------------
                                                              $ 89,900,000

These carryforwards are subject to limitation of the amount available to be used in any given year due to significant changes in ownership interests. In addition, the Company has research and development tax credit carryforwards of approximately $3.7 million, which are available to offset future Federal income taxes with certain limitations. Temporary differences between financial reporting and income tax reporting result primarily from the treatment of depreciation expense, capitalization of certain inventory costs for tax purposes and bad debt reserves.

The components of the net deferred tax asset were as follows (in thousands):


                                                                     Year Ended
                                                                    December 31,
                                                             ---------------------------
                                                              1999                1998
                                                          ------------         --------

                  Federal regular tax operating
                    loss carryforwards...............      $ 34,167           $ 14,583
                  Research and development tax
                    credit carryforwards.............         3,700              2,125
                  Other..............................         5,627              3,639
                                                         ----------         ----------
                                                             43,494             20,347
                                                         ----------         ----------
                  Valuation allowance................       (43,494)           (20,347)
                                                         -----------        ----------
                  Deferred tax asset.................      $      --        $       --
                                                         ===========        ===========


The Company has determined that the net deferred tax asset as of December 31, 1999 and 1998, do not satisfy the recognition criteria set forth in SFAS
No. 109. Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets.

8.       SUBSEQUENT EVENTS

During March 2000, the Company announced the termination of certain former OpenROUTE employees and executives. As part of their termination agreements, each employee is entitled to severance of up to six months salary and vesting of all unvested options as of their termination date. The Company estimates it will incur total cash compensation charges of $250,000. Stock compensation charges will be recorded on the date of each employee's termination based on the market value of the underlying common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEMS 10 TO 13 (INCLUSIVE).

The information required by Items 10, 11, 12 and 13 will appear in the Netrix Corporation Proxy Statement for the Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934).

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

         (2)  FINANCIAL STATEMENT SCHEDULES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENT SUPPLEMENTAL          PAGE
         SCHEDULE

         Report of Independent Public Accountants on Supplemental
         Schedule..........                                               43
         For the three years in the period ended December 31, 1998:
                  Schedule II - Consolidated Valuation and
                  Qualifying Accounts......                               44

All other Schedules have been omitted because the required information is either shown in the consolidated financial statements or notes thereto or they are not applicable.

         (3)  EXHIBITS

ITEM 16.  EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
------               -----------

2.1                  Agreement and Plan of Merger, dated September 30, 1999, between Netrix Corporation and
                     OpenROUTE Networks, Inc. (incorporated by reference to Exhibit 4.2 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999)

2.2                  Amendment to Agreement and Plan of Merger between Netrix Corporation and OpenROUTE Networks,
                     Inc., dated November 9, 1999 (incorporated by reference to Netrix's registration statement on
                     Form S-4 filed on November 19, 1999).

2.3                  Agreement and Plan of Merger, dated December 31, 1999 among Netrix Corporation, Nx1
                     Acquisition Corp. and AetherWorks Corporation (incorporated by reference to Exhibit 2.1 to
                     Netrix's current report on Form 8-K filed on January 14, 2000).

3.1                  Amended and Restated Certificate of Incorporation of Netrix Corporation (incorporated by reference to Exhibit 3.1 to Netrix's registration statement on Form S-1 filed on September 18,
                     1992, as amended, File No. 33-50464 (the "1992 S-1")).

3.2                  Amendment to Certificate of Incorporation of Netrix Corporation dated August 26, 1999
                     (incorporated by reference to Exhibit 4.8 to Netrix's registration statement on Form S-3, filed on June 18, 1999, as amended, File No. 333-81109 (the "1999 S-3")).

3.3                  Certificate of Merger between Netrix Corporation and OpenROUTE Networks, Inc.

4.1                  Specimen certificate of common stock of Netrix Corporation (incorporated by reference to
                     Exhibit 4.2 to Netrix's 1992 S-1).

4.2                  Form of Warrant issued to Kaufman Bros., L.P. (incorporated by reference to Exhibit 4.6 of
                     Netrix's quarterly report on Form 10-Q, filed November 15, 1999).



10.1                 Loan and Security Agreement, dated November 18, 1997, by and between Netrix Corporation and
                     Coast Business Credit, a division of Southern Pacific Bank (incorporated by reference to
                     Exhibit 4.2 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999).

10.2                 Amendment to Loan and Security Agreement, dated April 19, 1999, by and between Netrix Corporation and Coast Business Credit, a division of Southern Pacific Bank (incorporated by reference to
                     Exhibit 4.2 to Netrix's quarterly report on Form 10-Q filed on August 16, 1999).

10.3*                Employment Agreement between Netrix Corporation and Steven T. Francesco, dated March 22, 1999
                     (incorporated by reference to Exhibit 10.5 to Netrix's quarterly report on Form l0-Q, filed on
                     November 15, 1999).

10.4*                Employment Agreement between Netrix Corporation and Peter J. Kendrick, dated August 2, 1999
                     (incorporated by reference to Exhibit 10.6 to Netrix's quarterly report on Form 10-Q, filed on
                     November 15, 1999).

10.5*                Form of Retention Agreement with Executive Officers of Netrix Corporation (incorporated by reference to Exhibit 10.7 to Netrix's quarterly report on Form 10-Q, filed on November 15,
                     1999).

10.6+                Manufacturing Agreement, dated September, 1999, by and between Netrix Corporation and SMT
                     Centre S.F. Inc. (incorporated by reference to Exhibit 10.8 to Netrix's quarterly report on
                     Form 10-Q, filed on November 15, 1999).

10.7*                1999 Long Term Incentive Plan of Netrix Corporation, as amended (incorporated by reference to
                     Exhibit 10.9 to Netrix's quarterly report on Form 10-Q filed on November 15, 1999).

10.8*                Amended and Restated Incentive Stock Option plan of Netrix Corporation, as amended
                     (incorporated by reference to Exhibit 10.1 of the Annual Report of Form 10-K for the fiscal year ended December 31, 1995).

10.9*                1992 Employee Stock Purchase Plan of Netrix Corporation (incorporated by reference to Exhibit
                     10.2 of Netrix's 1995 10-K).

10.10*               1992 Directors Stock Option Plan of Netrix Corporation (incorporated by reference to Exhibit
                     10.3 of Netrix's 1995 10-K).

10.11*               1996 Stock Option Plan of Netrix Corporation (incorporated by reference to Exhibit 10.4 of
                     Netrix's 1995 10-K).



EXHIBIT
NUMBER               DESCRIPTION
------               -----------

10.12                Office lease, dated December 9,1988, as amended, by and between Netrix Corporation and Dulles
                     Technology Center Venture, for Netrix's principal executive offices at 13595 Dulles Technology
                     Drive, Herndon, Virginia (incorporated by reference to Exhibit 10.6 of Netrix's 1992 S-1).

10.13                Office Sublease, dated September 30, 1999, by and between Netrix Corporation and Scoreboard,
                     Inc. (incorporated by reference to Exhibit 10.14 to Netrix's quarterly report on Form l0-Q, filed on November 15, 1999).

10.14                Manufacturing Services Agreement, dated August 1, 1989, by and between OpenROUTE Networks,
                     Inc., and Texas Instruments, Inc. (filed as Exhibit 10.3 to OpenROUTE's registration statement on Form S-1, Commission File No. 33-40073).

10.15                Purchase Agreement, dated December 1, 1990, by and between OpenROUTE Networks, Inc., and Texas
                     Instruments, Inc. (filed as Exhibit 10.4 to OpenROUTE's registration statement on Form S-1).

10.16+               Software License Agreement, dated January 1, 1990, by and between OpenROUTE Networks, Inc. and
                     Noel Chiappa (filed as Exhibit 10.5 to OpenROUTE's registration statement on Form S-1).

10.17*               1991 Restated Stock Option Plan of OpenROUTE Networks, Inc. (filed as Exhibit 19.1 to
                     OpenROUTE's quarterly report on Form 10-Q for the quarter ended June 27, 1992).

10.18*               1988 Nonqualified Stock Option Plan of OpenROUTE Networks, Inc. (filed as Exhibit 10.7 to
                     OpenROUTE's registration statement on Form S-l).

10.19*               Restated Employee Stock Award Plan of OpenROUTE Networks, Inc. (filed as Exhibit 10.8 to
                     OpenROUTE's registration statement on Form S-1).

10.20                Lease Agreement, dated December 19, 1994, by and between OpenROUTE Networks, Inc. and WCB
                     Twenty Limited Partnership (filed as Exhibit 10.31 to OpenROUTE's annual report on Form 10-K for the year ended December 31, 1994).

10.21                Amendment to Lease Agreement, dated December 19, 1994, by and between OpenROUTE Networks, Inc.
                     and WCB Twenty Limited Partnership, dated May 23, 1997 (filed as Exhibit 10.18 to OpenROUTE's annual report on Form 10-K for the fiscal year ended December 31, 1997).

10.22                Resolving Credit Facility, dated February 2, 2000, between Netrix Corporation and Steven T.
                     Francesco.

10.23*               Employment Agreement, dated January 4, 2000, between Netrix Corporation and Greg McNulty.


21                   Subsidiaries of the Registrant.

23.1                 Consent of Arthur Andersen LLP



--------------------
     Filed herewith

o This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.
o    Confidential treatment has been requested for portions of this document.

(b)  Reports on Form 8-K

We filed two Reports on Form 8-K during the period from September 30, 1999 to December 31, 1999. The first Report was filed on October 14, 1999 and reported the signing of the Agreement and Plan of Merger with OpenROUTE. The second Report was filed on December 23 1999 and reported the consummation of the merger with OpenROUTE.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NETRIX CORPORATION


Date:  March 30, 2000                  By:____________________________________
                                                   Steven Francesco
                                          Chairman and Chief Executive Officer





               SIGNATURE                                TITLE                                 DATE

----------------------------------------
          STEVEN T. FRANCESCO                 Chairman, Chief Executive                  March 30, 2000
                                            (Principal Executive Officer)

----------------------------------------
            LYNN C. CHAPMAN                  Vice Chairman and Director                  March 30, 2000


----------------------------------------
           PETER J. KENDRICK                Vice President of Finance and                March 30, 2000
                                         Administration and Chief Financial
                                                       Officer
                                            (Principal Financial Officer)


----------------------------------------
           JENNIFER BELL-GORDON                      Controller                          March 30, 2000
                                           (Principal Accounting Officer)



----------------------------------------
           DOUGLAS J. MELLO                           Director                           March 30, 2000


----------------------------------------
             RICHARD YALEN                            Director                           March 30, 2000

----------------------------------------
          ROBERT M. GLORIOSO                          Director                           March 30, 2000

----------------------------------------
           THOMAS LIEBERMAN                           Director                           March 30, 2000

----------------------------------------
              BILL YUNDT                              Director                           March 30, 2000



               SIGNATURE                                TITLE                                 DATE


----------------------------------------
           JOHN M. FACCIBENE                          Director                           March 30, 2000






        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To Netrix Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Netrix Corporation (a Delaware corporation) and its subsidiaries included in this Form 10-K and have issued our report thereon dated March 16, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on Schedule II, Consolidated Valuation and Qualifying
Accounts are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Vienna, Virginia
March 16, 2000





SCHEDULE II

                               NETRIX CORPORATION

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               Balance At    Charges to                              Balance At
                                               Beginning     Costs and                                 End of
Description                                    of Period     Expenses      Other*     Deductions       Period
-----------                                    ---------     --------      -----      ----------      ---------

Doubtful Accounts
-----------------
Year Ended December 31, 1997:                  $ 1,380         150            -          25          $ 1,505
   Allowance for doubtful accounts
     (deducted from accounts receivable)
Year Ended December 31, 1998:                   $ 1,505        1,402          -         2,111          $ 796
   Allowance for doubtful accounts
     (deducted from accounts receivable)
Year Ended December 31, 1999:                    $ 796         1,364        1,812       1,070         $ 2,902

Consignment Reserve**
-------------------
Year Ended December 31, 1997:
   (deducted from consignment inventory)         $ 190         1,478          -          612         $ 1,056
Year Ended December 31, 1998:
   (deducted from consignment inventory)        $ 1,056        2,046          -         1,638         $ 1,189
Year Ended December 31, 1999:
   (deducted from consignment inventory)        $ 1,189         329           -          759          $ 759

Inventory Reserve**
-----------------
Year Ended December 31, 1997:
   (deducted from  inventory)                    $ 1,837        432           -          949          $ 1,319
Year Ended December 31, 1998:
   (deducted from inventory)                     $ 1,319       2,045          -         1,538         $ 1,727
Year Ended December 31, 1999:
   (deducted from inventory)                     $ 1,727       2,273          -         2,548         $ 1,452



* Other represents the account balance acquired from OpenROUTE on December 22, 1999.

**Reserve is netted against inventory balance.