Form 10-K/A
period 1999-12-31
NETRIX CORP
filed 2000-05-01
CIK 889237

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           --------------------------
                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of Common Stock (par value $.05 per share) held by non-affiliates of Registrant on March 25, 2000: $736,300,181.

The number of shares of Registrant's Common Stock (par value $.05 per share) outstanding as of March 25, 2000: 31,668,825.

Documents incorporated by reference:  None.

================================================================================

      The information required by Part III (Items 10, 11, 12 and 13) of the undersigned Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Annual Report"), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was to be incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Company's fiscal year as permitted under General Instruction G of Form 10-K ("Instruction G"). However, the definitive Proxy Statement will not have benefited within such period. Accordingly, pursuant to Instruction G, the Company hereby amends Items 10, 11, 12 and 13 of the Annual Report as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, position and business experience of the executive officers and directors of the Company.

  NAME                      AGE   OFFICE

  Steve T. Francesco.....   43    Chief Executive Officer, Chairman of the
                                  Board and Director
  Lynn C. Chapman........   46    Vice Chairman and Director
  John M. Faccibene......   54    Director
  Dr. Robert M. Glorioso.   50    Director
  Thomas Liebermann......   59    Director
  Douglas J. Mello.......   57    Director
  Richard Yalen..........   55    Director
  William Yundt..........   59    Director
  Peter Kendrick.........   46    Vice President - Finance and
                                  Administration and Chief Financial Officer
  Gregory C. McNulty.....   45    Executive Vice President - World Wide
                                  Sales
  Jonathan Sachs.........   34    Chief Technology Officer and Senior Vice
                                  President of Engineering
  Jay R. Schifferli......   39    General Counsel and Executive Vice
                                  President for Strategic Business
                                  Development


      STEVEN T. FRANCESCO has been a Director and Chairman of the Board since March 1999 and Chief Executive Officer of the Company since May, 1999. Mr. Francesco is founder and President of Darien Corporation, and was founder and former President and COO of SmartServ Online, Inc. From 1989 to 1991, he was Senior Vice President of Strategic Planning and Operations for a division of Cantor-Fitzgerald Securities. Mr. Francesco has served as a senior strategic advisor to GTE Advanced Network Services, KeyTrade and e-Tel. Mr. Francesco has served as a consultant to numerous companies, including AT&T, GTE, Citibank, Chemical Bank, Chase Manhattan Bank, J.J. Kenny, ADP, Telerate, and the Chicago Mercantile Exchange. Mr. Francesco founded the Market Technology Group, a computer and technology service company providing financial systems and market data retrieval to the financial services industry.

      LYNN C. CHAPMAN joined the Company in December 1992 and has been a Director since February 1997. Mr. Chapman was President and Chief Executive Officer of the Company from 1997 until Mr. Francesco became an officer. When Mr. Francesco became Chief Executive Officer, Mr. Chapman became the President and Chief Operating Officer of the Company, which positions he held until the merger with OpenRoute. Prior to joining the Company, Mr. Chapman served in various management positions at Data General Corporation from 1989 to November 1992.

      JOHN M. FACCIBENE has been a Director of the Company since March 1999. Since January 1999, Mr. Faccibene has been Managing Director, Americas, for ixNet, a subsidiary of IPC Information Systems, Inc. From 1997 to 1998, he was Executive Director of CIBC/Oppenheimer & Co. From 1973 to 1998, he was a senior member of the Security Industry Association (SIA), and for two years served as Chairman of the SIA Technology Management Committee. For 22 years, Mr. Faccibene has been a senior member of the Wall Street Telecommunications Association
(WSTA) Executive Committee, and for three years served as President of the WSTA. He has previously served as Chairman of the NYNEX Executive Forum, Newbridge Worldwide User Group, Ascom/Timeplex User Group, and is a Director of the New York Technical College. Mr. Faccibene also serves as a Director of ADVESTA, a software company, Bridgewater Systems, a software company, and Timestep, a software security company.

      DR. ROBERT M. GLORIOSO has been a Director of the Company since the merger with OpenROUTE on December 22, 1999, and he was previously a member of OpenROUTE's board of directors since March 1997. Since April 1993, Dr. Glorioso has held the position of President and Chief Executive Officer of, and has served as a board member of, Marathon Technologies Corp. From January 1976 to December 1992, Dr. Glorioso held several senior executive positions at Digital Equipment Corporation, including Vice President of Information Systems Business and Vice President of Executive Consulting.

      THOMAS LIEBERMANN has been a Director of the Company since the merger with OpenROUTE on December 22, 1999 and he was previously a member of OpenROUTE's board of directors since July 1998. Mr. Liebermann has been Chairman and Chief Executive Officer of Advanced Frequency Products, LLC, which develops specialized subsystems and components for the wireless communications and motion sensing markets, since 1997. Prior to that Mr. Liebermann was President and Chief Executive Officer of Kaye Instruments from 1989 until 1996.

      DOUGLAS J. MELLO became a Director of the Company in April 1999. Mr. Mello was employed by Bell Atlantic and its predecessor corporations from 1965 until March, 1999. From 1997 to 1999, he served as President, Large Business Sales-North for Bell Atlantic. From 1996 to 1997, he was NYNEX Vice President-Business Marketing and Amp Sales, responsible for all business customers in the New York and New England
areas.   From 1994 to 1996, he served as Vice President-Sales for NYNEX
Corporation. Prior to 1994, Mr. Mello was Group Vice President-Manhattan Market Area for New York Telephone, where he was responsible for the provisioning of telecommunications technology.
From 1985 to 1991, he was President of Business Information Systems Crop. Mr. Mello is a director of Ixnet, Inc. and of Telexis Co.

      RICHARD YALEN became a Director of the Company in April 1999. Mr. Yalen is the Chief Executive Officer of Dynamic Telcom Engineering LLC, a telecommunications company. From 1992 to 1998, prior to joining Dynamic Telcom, Mr. Yalen served in various positions at Cable & Wireless USA, including that of Chief Executive Officer.

      WILLIAM YUNDT has been a Director of the Company since February 2000. Mr. Yundt is the Vice President of Network Operations at WebTV Networks, Inc., a wholly-owned subsidiary of Microsoft Corporation, which position he has held since 1996. From 1994 until joining WebTV, Mr. Yundt served as a Vice President of BBN Planet, the internet service arm of BBN Inc. While Director of Networking and Communications Systems at Stanford University, he founded BARRNET, the San Francisco Bay Area Regional Network, which pioneered the Internet in Northern California. Mr. Yundt managed the development of BARRNET until it was purchased by BBN in 1994.

      PETER J. KENDRICK joined the Company in August, 1999 as Vice President and Chief Financial Officer. Prior to joining the Company, he served as Vice President and Chief Financial Officer of PACI, a Nasdaq listed company. From 1991 to 1996, he was Vice President and Chief Financial Officer of Capital-Carosel, Inc. Mr. Kendrick also served as Senior Vice
President-Corporate Finance for Johnston, Lemon and Company and Vice President and Chief Financial Officer of VSC, Inc. In addition he has held senior executive roles with C3, Inc., The Source and SCS.

     GREGORY C. McNULTY became Executive Vice President - World Wide Sales of the Company in December 1999. From June, 1999 until February 2000, Mr. McNulty was also a Director of the Company. From 1997 until joining the Company, Mr. McNulty was the Senior Group Manager, Business Development at Microsoft Corporation. Mr. McNulty also served as Major Accounts Executive for Microsoft. From 1996 to 1997, Mr. McNulty was Vice President of sales at CIDCO, Inc., a manufacturer of intelligent network terminal devices. From 1993 to 1996, Mr. McNulty serves as Director of Major Accounts for Wind River Systems, Inc., the leading supplier of real time operating systems software and related software development tools. From 1992 to 1993, Mr. McNulty was co-founder of Rugged Digital Systems, Inc., the leading manufacturer of military standard, ruggedized computer systems and served in various high-level executive positions from 1982 to 1992. Prior to that Mr. McNulty was employed by ROLM Corporation and by FMC Corporation.

     JONATHAN SACHS became the Chief Technical Officer and Senior Vice President of Engineering of the Company in March 2000 when the Company acquired AetherWorks. Mr. Sachs had been the Chief Executive Officer, President and a director of AetherWorks from its formation in 1993 until it was acquired by the Company.

      JAY R. SCHIFFERLI became the General Counsel and Executive Vice President for Strategic Business Development of the Company in April 2000. Prior to joining the Company, Mr. Schifferli was a Partner in the law firm of Kelley Drye & Warren LLP. Mr. Schifferli joined Kelley Drye in 1986 and concentrated his practice in securities, mergers and acquisitions and securities law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and the Nasdaq National Market. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 1999, except for one late filing of a Form 3 and Form 4 by Peter Kendrick, in his capacity as an executive officer, and one late filing of a Form 4 by each of Messrs. Faccibene, McNulty, Mello and Yalen, in their capacity as directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for the last three fiscal years of the Company's Chief Executive Officer and the Company's other most highly compensated executive officers who earned at least $100,000 in Salary and Bonus in 1999 (together, the "Named Executive Officers") for the year ended December 31, 1999.


                                                                   SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                                                             Compensation
                                                                                                Awards
                                                                                             ------------
                                                               Annual Compensation             Securities
                                                      ------------------------------------     Underlying         All Other
Name/Position                        Year             Salary($)      Bonus($)     Other(5)     Options(#)        Compensation
------------------                   ----             ---------      --------     --------     ----------        ------------

Steven T. Francesco(1)               1999              126,201          --        15,000(2)    1,600,000         1,000,000 shares(3)
  Chief Executive                    1998                   --          --            --              --                --
  Officer, Chairman of               1997                   --          --            --              --                --
  the Board of Directors
  and Director

Lynn C. Chapman(4)                   1999              156,834          --         1,000(5)       50,000                --
  Chief Operations                   1998              160,000        6,593           --         100,000                --
  Officer, Vice                      1997              156,546       21,750        2,375(5)       29,000                --
  Chairman of the
  Board of Directors
  and DIrector

Karl W. Finkelnburg(6)               1999              142,602           --          956(5)           --                --
   Former Vice                       1998              163,658           --          900(5)           --                --
   President Sales and               1997              197,230           --        1,544(5)           --                --
   American Operations

(1)   Mr. Francesco became the Chief Executive Officer in May, 1999.
(2)   Represents reimbursement of moving expenses.
(3) Upon the merger with Open ROUTE, Mr. Francesco became entitled to 1,00,000 shares of common stock pursuant to the change of control provisions of his employment contract. Mr. Francesco deferred receipt of such payment until 2000.
(4)   Mr. Chapman was Chief Executive Officer through May, 1999.
(5)   Represents matching 401(k) plan contributions by the Company.
(6)   Mr. Finkelnburg resigned from the Company effective December 31,
      1999.



OPTION GRANTS

      The following table summarizes option grants during 1999 to the Named Executive Officers:


                                                STOCK OPTION GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------------------------------------------------------
                                                                                               Percent Potential
                                                                                              Realizable Value At
                                                                                                 Assumed Annual
                                                                                              Rates of Stock Price
                                                                                                   Appreciation

-------------------------------------------------------------------------------------------------------------------------
Name                                  % of Total  Exercise
                          Options     Options      Price
                          Granted     Granted to    ($/       Market     Expiration                 5% ($)      10% ($)
                        ( #)(A)       Employees    Share)     Price (B)     Date          0% ($)     (C)
-------------------------------------------------------------------------------------------------------------------------

Steven T. Francesco       400,000(D)(E)            $1.50       3.31        7/22/09       724,000    1,557,000  2,834,000
                        1,200,000(D)(E)    23.9     2.75       3.31        7/22/09       672,000    3,170,000  7,002,000
Lynn C. Chapman            50,000(D)         *      2.50       2.50        9/29/09          --         78,000    199,000
Karl Finkelnburg              -0-            *       N/A        N/A          N/A           N/A          N/A        N/A


* less than 1 percent of total options granted to employees.

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

(D) Identified options were granted September 29, 1999, and became 100% vested and exercisable at December 23, 1999. Vesting was accelerated due to the OpenROUTE merger.

(E) Identified options were granted based on terms of employment contract.

OPTION EXERCISES AND YEAR-END VALUES

The following table summarizes option exercises during 1999 by the Named Executive Officers and the value of the options held by such persons at the end of 1999:



                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                           Shares
                         Acquired                       Number of                        Value of Unexercised
                            On          Value       Unexercised Options                  In-the-money Options
                         Exercise     Realized      At Fiscal Year-end (#)              At Fiscal Year-end ($)
                                                    ----------------------              -------------------------
    Name                   (#)          ($)       Exercisable\unexercisable             Exercisable\unexercisable
------------             --------      --------   -------------------------             -------------------------

Steven Francesco            --           --        1,600,000      --                  20,000,000       --
Lynn C. Chapman             --           --          204,784     86,216                2,547,981    1,032,302
Karl Finkelnburg            --           --           15,692      --                     185,293       --



COMPENSATION OF DIRECTORS

      In 1999, each member of the Board of Directors who was not an employee of the Company was paid a one time grant of 50,000 stock options with an exercise price equal to $3.31, the fair market value on the grant date. On September 30, 1999, the Company repriced the options issued to the Board of Directors to $2.50 per share, the then market value. In recognition of the demands placed upon the Board in connection with the OpenRoute transaction, each Director who was not an employee of the Company was granted an additional 50,000 options at December 2, 1999 with an exercise price equal to the market price on such date. In addition, Directors are reimbursed for all reasonable expenses incurred by them in connection with their attendance at Board or Committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee for 1999 were Messrs. Mello and Faccibene. None of the executive officers of the Company currently serves on the compensation committee of another entity or any other committee of the board of directors of another entity performing functions similar to the Compensation Committee. No interlocking relationships exist between the Company's Board of Directors or its Compensation Committee and the board of directors or compensation committee of any other company.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

      Steven T. Francesco, the Chairman and Chief Executive Officer of the Company, entered into an employment agreement effective as of March 22, 1999. The term of Mr. Francesco's agreement is through March 21, 2002. Under the agreement, Mr. Francesco is paid a base salary of $160,000 per annum, and he is eligible for an annual bonus to be established in the sole discretion of the compensation committee of the Company's Board. In addition, Mr. Francesco has been issued options to purchase 1,600,000 shares of Netrix common stock. The first 400,000 options have an exercise price of $1.50 per share and vested upon grant. The remaining 1,200,000 options are exercisable at $2.75 per share and 400,000 options were scheduled to vest on each anniversary of the agreement, subject to acceleration if certain performance criteria are met. Pursuant to the stock option plan under which the options were granted, all 1,200,000 options vested upon consummation of the OpenRoute merger. Mr. Francesco's employment agreement also provides that, in the event of a change in control of Netrix, Mr. Francesco will be issued 1,000,000 shares of Netrix common stock. Mr. Francesco became entitled to these shares in connection with the OpenRoute merger, but he deferred receipt of such shares until at least July 2000. In the event Mr. Francesco's employment is terminated by Netrix without cause or by Mr. Francesco for good reason, as these terms are described in the employment agreement, he will be entitled to: (1) receive an amount equal to three times his base salary,
(2) accelerated vesting of all of his stock options and (3) participation in Netrix benefit plans for up to three years. Mr. Francesco's employment agreement also contains non-compete provisions for between one and three years after termination of this employment, that relate to the manner in which his employment is terminated; provided, that if Mr. Francesco voluntarily resigns from Netrix, there will be no non-compete covenant unless Netrix pays him an amount equal to one year's salary, in which case the non-compete period will be one year. If the payment to Mr. Francesco upon termination or change of control results in the imposition of a excise tax pursuant to Section 280G of the Internal Revenue Code, Netrix will pay to Mr. Francesco a tax "gross-up" payment equal to the amount of his resulting tax liability.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 25, 2000, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company and nominee for Director, (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" above and (iv) all Directors and executive officers of the Company as a group:


                                                                          Number of
                                                                           Shares               Percentage of
                                                                        Beneficially             Common Stock
                                Beneficial Owner                           Owned(1)             Outstanding (2)
                                ----------------                        -------------           ---------------

Steven Francesco(3)............................................           1,600,000                   4.47%

Lynn C. Chapman................................................             239,493                     *

Douglas J. Mello...............................................             100,000                     *

John M. Faccibene..............................................             100,000                     *

Richard Yalen..................................................             100,000                     *

Thomas Liebermann..............................................              40,000                     *

Robert Glorioso................................................              31,875                     *

William Yundt..................................................              50,000                     *

All Directors and executive officers as a group
(11 persons)...................................................           3,166,376                   8.48%



*     Less than 1%
(1)The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after April 25, 2000 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. As of April 25, 2000, all of the shares shown in this column represent shares which underly stock options. The address of each beneficial owner is care of the Company.

(2)Number of shares deemed outstanding includes 34,159,464 shares outstanding as of April 25, 2000, plus any shares subject to options held by the person or entity in question that are currently exercisable or exercisable within 60 days after April 25, 2000.

(3)Does not include 1,000,000 shares to which Mr. Francesco became entitled in connection with the OpenRoute merger but which he deferred receipt of until at least July 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                          NETRIX CORPORATION


Date:   April 29, 2000                    By: /S/ STEVEN FRANCESCO
                                             ----------------------------------
                                                Steven Francesco
                                          Chairman and Chief Executive Officer


        Signature                    Title                           Date
        ---------                    -----                           ----

/s/ Steven T. Francesco
---------------------------
   STEVEN T. FRANCESCO          Chairman, Chief                 April 29, 2000
                                   Executive
                             (Principal Executive Officer)


/s/ Lynne C. Chapman
---------------------------
     LYNN C. CHAPMAN           Vice Chairman and                April 29, 2000
                                   Director


/s/ Peter J. Kendrick
---------------------------
    PETER J. KENDRICK          Vice President of Finance and    April 29, 2000
                                  Administration and Chief
                                      Financial Officer
                               (Principal Financial Officer)

/s/ Jennifer Bell-Gordon
---------------------------
 JENNIFER BELL-GORDON              Controller                   April 29, 2000
                              (Principal Accounting Officer)


/s/ Douglas J. Mello
---------------------------
     DOUGLAS J. MELLO              Director                     April 29, 2000



/s/ Richard Yalen
---------------------------
      RICHARD YALEN                Director                     April 29, 2000



/s/ Robert M. Glorioso
---------------------------
    ROBERT M. GLORIOSO             Director                     April 29, 2000



/s/ Thomas Lieberman
---------------------------
     THOMAS LIEBERMAN              Director                     April 29, 2000



/s/ Bill Yundt
---------------------------
        BILL YUNDT                 Director                     April 29, 2000



/s/ John M. Faccibene
---------------------------
    JOHN M. FACCIBENE              Director                     April 29, 2000