Form 10-Q
period 2000-03-31
NETRIX CORP
filed 2000-05-15
CIK 889237

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                           Yes      X                         No
                                ------------

At May 3, 2000 there were 34,218,307 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                               NETRIX CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX

                                                                     PAGE NO.

PART I -- FINANCIAL INFORMATION (UNAUDITED)

 ITEM 1 -- FINANCIAL STATEMENTS

   Condensed Consolidated Statements of Operations for
            the three months ended March 31, 2000 and 1999               3

   Condensed Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999                                        4

   Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999                   5

   Notes to Unaudited Condensed Consolidated Financial Statements        6

 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                          13

 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET
          RISK                                                          16

PART II -- OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS                                             16

 ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                    16

 ITEMS  --  3, 4, AND 5                                                 16

 ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                             16


SIGNATURE                                                               17

PART I -- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                               NETRIX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                            ---------------------------------
                                                                                                 2000             1999
                                                                                             (unaudited)      (unaudited)
Revenues:
   Product                                                                                        $7,053      $   5,429
   Service and other                                                                               1,890          1,887
                                                                                            ------------- --------------
        Total revenues                                                                             8,943          7,316

Cost of revenues:
   Product                                                                                         4,184          2,667
   Service and other                                                                               1,304          1,452
                                                                                            ------------- --------------
        Total cost of revenues                                                                     5,488          4,119

        Gross profit                                                                               3,455          3,197

Operating expenses:
   Sales and marketing (exclusive of stock compensation of $23 in 2000)                            3,973          1,625
   Research and development (exclusive of stock compensation of $599 in 2000)
                                                                                                   2,675          1,646
   General and administrative (exclusive of stock compensation of $5,873 in 2000)
                                                                                                   2,349          1,032
   In process research and development                                                            30,800             --
   Amortization of acquired intangibles                                                            5,143             66
   Stock compensation expense                                                                      6,495             --
   Restructuring charge                                                                              427             --
                                                                                            ------------- --------------
   Total operating expenses                                                                       51,862          4,369

        Loss from operations                                                                     (48,407)        (1,172)

   Interest and other expense, net                                                                   (30)          (140)
                                                                                            --------------- -------------

        Loss from operations                                                                    $ (48,437)     $  (1,312)
                                                                                            =============== =============

Basic and diluted loss per common share                                                          $  (1.57)     $   (0.11)
                                                                                            =============== =============
Weighted average common shares outstanding                                                          30,901         11,451
                                                                                            =============== =============


       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                        As of                  As of
                                                                       March 31             December 31
                                                                         2000                   1999
                                                                 ---------------------   -------------------
                                                                     (unaudited)
ASSETS
      Current assets:

            Cash and cash equivalents                                     $    17,593            $    5,930
            Accounts receivable, net                                            9,682                 9,697
            Inventories                                                         3,326                 4,304
            Other current assets                                                  698                   531
                                                                 ---------------------   -------------------
                          Total current assets                                 31,299                20,462
                                                                 ---------------------   -------------------

      Property and equipment, net                                               5,814                 4,560
      Goodwill and intangibles, net                                           121,093                70,153
      Deposits and other assets                                                   132                    78
                                                                 ---------------------   -------------------
TOTAL ASSETS                                                             $    158,338            $   95,253
                                                                 =====================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:

            Line of credit                                                 $       --            $    1,059
            Accounts payable                                                    5,696                 6,703
            Accrued liabilities                                                 6,076                 4,680
            Obligations under capital leases--current portion                     850                    --
                                                                 ---------------------   -------------------
                          Total current liabilities                            12,622                12,442
                                                                 ---------------------   -------------------

      Other liabilities:
            Obligations under capital leases--Long-term                            417                   --
            Other                                                                  296                  352


Commitments and Contingencies

                                                                 ---------------------   -------------------
TOTAL LIABILITIES                                                              13,335                12,794
                                                                 ---------------------   -------------------

Stockholders' equity:
      Common stock                                                              1,730                 1,463
      Additional paid-in capital                                              277,950               151,694
      Deferred compensation                                                  (15,531)                    --
      Accumulated deficit                                                   (120,880)              (72,443)
      Warrants                                                                  2,041                 2,041
      Accumulated other comprehensive loss                                      (307)                 (296)
                                                                 ---------------------   -------------------
            Total stockholders' equity                                        145,003                82,459
                                                                 ---------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   158,338            $   95,253
                                                                 =====================   ===================

       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                                    THREE MONTHS ENDED MARCH 31,

                                                                                -------------------------------------
                                                                                        2000                 1999
                                                                                        ----                 ----
                                                                                 (unaudited)          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $   (48,437)        $     (1,312)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                                                          5,811                  434
Non-cash expense pursuant to issuance of  warrants                                        --                   97
In-process research and development charge                                            30,800                   --
Stock compensation expense                                                             6,495                   --
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable                                                                       15                (186)
Inventories                                                                              979                  415
Other current assets                                                                   (191)                  (5)
Deposits and other assets                                                               (55)                 (70)
Accounts payable                                                                     (1,803)                (282)
Accrued liabilities                                                                    1,056                   46
Other liabilities                                                                       (56)                   --
                                                                                  ----------            ---------
Net cash used in operating activities                                                (5,386)                (863)
                                                                                  ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Aetherworks, net of cash acquired                       (9,558)                   --
Purchases of property and equipment                                                    (519)                (212)
                                                                                  ----------            ---------
Net cash used in investing activities                                               (10,077)                (212)
                                                                                  ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on line of credit, net                                                       (1,058)              (1,228)
Proceeds from stock sale, net of offering costs                                       25,086                   --
Proceeds from exercise of stock options                                                3,045                   --
Proceeds from employee stock purchase plan                                                65                   --
                                                                                  ----------            ---------
Net cash provided by (used in) financing activities                                   27,137              (1,228)
                                                                                  ----------            ---------

Effect of foreign currency exchange rate changes on cash and cash
equivalents                                                                             (11)                 (28)
                                                                                  ----------            ---------

Net increase (decrease) in cash and cash equivalents                                  11,662              (2,331)
Cash and cash equivalents, beginning of period                                         5,930                2,488
Cash and cash equivalents, end of period                                          $   17,593           $      157
                                                                                  ===========          ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                           $178                 $140

       See notes to unaudited condensed consolidated financial statements.

                               NETRIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY:

BUSINESS DESCRIPTION

Netrix Corporation doing business as Nx Networks, (the "Company" or "Nx Networks"), is a worldwide provider of internet telephony and data networking solutions. The Company combines patented, switched, compressed voice and data
technology  with  advanced  packet  data  networking   capabilities  to  provide
networking solutions that improve network performance and deliver an array of tangible network services. The Company is headquartered in Herndon, Virginia and conducts operations out of its locations in the United States, United Kingdom, Hong Kong, France and Italy. The Company's customers include service providers, multinational corporations and government agencies in over 60 countries.

MERGERS AND ACQUISITIONS

ACQUISITION OF OPENROUTE

On December 22, 1999, the Company completed the merger with OpenROUTE Networks ("OpenROUTE") with and into Netrix Corporation. The transaction has been accounted for under the purchase method of accounting for business combinations and the operating results of OpenROUTE have been included in the accompanying condensed consolidated financial statement from the date of acquisition.

ACQUISITION OF AETHERWORKS

On December 31, 1999, the Company entered into an agreement (the "Agreement") to acquire AetherWorks Corporation ("AetherWorks"), a development stage company with no revenue since it's inception in 1993. AetherWorks is developing voice and data carrier class convergence solutions for the telecommunications industry. The acquisition was effected, on March 16, 2000, through the merger of AetherWorks with and into a wholly-owned subsidiary of the Company. The acquisition was accounted for under the purchase method of accounting for business combinations and the operating results of AetherWorks have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

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

Under the terms of the Agreement, an adjustment will be made to the merger consideration if the closing price of its common stock on the Nasdaq Stock Market for the 15 trading day period ended October 31, 2000 does not equal or exceed $22.50 per share. In such event, additional shares of its common stock will be issued such that the consideration per share of AetherWorks common stock is equal to $22.50 per share based upon that average closing price; provided the total number of shares of its common stock issued in the merger will not exceed 19.9% of the total of the Company's then outstanding shares. At closing, the Company also issued to AetherWorks' employees options to acquire a total of 1.0 million shares of its common stock. The options have an exercise price of $6.81 per share and vest over a two to three year period. The Company recorded deferred compensation expense of $16.1 million for the difference between the exercise price and the fair market of the stock on the date of grant. This expense will be amortized over the options vesting period of which approximately $0.6 was expensed in the quarter ended March 31, 2000.

The purchase price of Aetherworks, including transaction costs of $0.3 million was $87.2 million. A summary of assets and liabilities acquired, at estimated fair market value was as follows (in thousands):

        Current assets                          $  99
        Property and equipment                  1,403
        Assembled workforce                       300
        In-process R&D                         30,800
        Goodwill                               55,745
        Current liabilities                   (1,157)
                                              -------
                                              $87,190

The amount allocated to assembled workforce and goodwill is being amortized over their estimated useful life of 4 years using the straight-line method.

The Company valued in process research and development "IPR&D" acquired in the acquisition at $30.8 million based upon an independent appraisal of the development project for which technological feasibility had not been established and no alternative future uses exist. The acquired IPR&D project is targeted at the telecommunications market. This product is being developed specifically for and is intended to have substantial incremental functionality, greatly improved speed and wider range of interfaces than NX Networks then current technology.

The value of the IPR&D project identified was determined by estimating the future cash flows from the project, once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of March 16, 2000, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process was grouped into three phases with each phase containing between one and five milestones. The three phases were: (i) researching the market requirements and the engineering architecture and feasibility studies; (ii) design and verification; and (iii) prototyping and testing the product (both internal and customer testing). Aetherworks project started in 1998, as of March 16, 2000 the Company estimated that the project was 75% complete.

Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Additionally, the value of the other intangible assets acquired may become impaired. Failure to bring these products to market in a timely manner could adversely affect future sales and profitability of the combined company.

The unaudited pro forma information presented below reflects the acquisition of Aetherworks and OpenROUTE as if it had occurred on January 1, 2000 and 1999, excluding the one time $30.8 million IPR&D charge in connection with the Aetherworks acquisition. The results are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date (in thousands, except per share data):

                                       THREE MONTHS ENDED
                                            MARCH 31

                                  -----------------------------
                                    2000              1999
                                --------------    -------------
                                          (unaudited)
  Revenues                            $ 8,943         $ 10,877
  Net Loss                           (23,352)         (14,108)
  Net Loss per share                 $  (.70)         $  (.47)

RISKS AND OTHER IMPORTANT FACTORS

The Company has reported a net loss in each of the last five years and for the three months ended March 31, 2000. The Company reported net losses of $48.4 million inclusive of IPR&D charges of $30.8 million. The success and the future of the Company is dependent on its ability to generate operating income. The Company's ability to generate operating income is in large part dependent on its success at increasing sales of its new products and/or controlling costs. The Company's plan to increase revenues through sales of its new products is continuing to evolve; however, due to market conditions, competitive pressures, and other factors beyond its control there can be no assurances that the Company will be able to adequately increase new product sales in the future.

During March 2000, the Company terminated its line of credit agreement with Coast Business Credit. The Company is in negotiation with various financial institutions for a new line of credit. Due to the Company's current cash balance, management does not believe that securing a line of credit is required to fund operations for the foreseeable future.

In March 2000, the Company completed an offering of 1.0 million shares of common stock. The offering generated proceeds of $25.1 million net of issuance costs of $0.9 million. $8.0 million of the proceeds were used to satisfy an AetherWorks obligation, which was a condition to closing the acquisition. The Company closed the AetherWorks acquisition on March 16, 2000. The remaining proceeds will be used for general corporate and working capital purposes. Management believes that these proceeds and future sales and the collection of the related account receivables are sufficient to meet the Company's cash obligations throughout 2000.

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

The success of the Company is also dependent on its ability to generate adequate cash for operations and capital needs. For the three months ended March 31, 2000 the Company's operating activities used $5.4 million compared to $0.9 million operating activities used for the three months ended March 31, 1999. The cash used by operations was primarily due to continued loss from operations. At March 31, 2000, the Company had $17.6 million in cash and cash equivalents. The Company is relying on future sales and the collection of the related accounts receivable to meet its cash obligations.

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

Future operating results may be affected by a number of other factors including the timing of new products in the market place, competitive pricing pressures and economic conditions. As the market for the Company's products is characterized by rapidly changing technology, the development, introduction and evolution of competitive products may require a significant investment of financial resources. Additionally, the Company relies on reseller channels that are not under its control for a significant portion of its revenues, particularly in its international regions. Additionally, the Company relies on sales to a leasing company and reseller channels that are not under its control for a portion of its revenues, particularly in its international regions. During the three months ended March 31, 2000, the Company recognized $0.2 million in revenues from sales to a leasing company. Also, while the Company has generally been able to obtain adequate supplies of components to date, the interruption or termination of the Company's current manufacturing relationships could have an adverse effect on the Company's operating results.

2.       BASIS OF PRESENTATION:

The accompanying condensed consolidated unaudited financial statements included herein have been prepared by the Company in accordance with general accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes of the Company as reported on the Company's Form-10K files with the SEC in March 2000.

In the opinion of management  all  adjustments,  consisting of normal  recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000 or any other period within calendar year 2000.

3.        NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect this standard to have a material effect on its financial statements.

4.       CASH EQUIVALENTS:

Cash equivalents are primarily bank deposits. These investments are carried at cost which approximates market value.

5.       INVENTORIES:

Inventories consisted of the following:

                           AS OF MARCH 31         AS OF DECEMBER 31
                           --------------         -----------------
                                      (in thousands)
                                      2000                     1999
                                      ----                     ----
      Raw materials           $        443               $      546
      Work in process                  159                      353
      Finished goods
                                     2,724                    3,405
                              ------------              -----------
      Total inventories       $      3,326              $     4,304
                              =============             ===========


6.       COMPREHENSIVE LOSS:

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income
(loss). For the three months ended March 31, 2000 and 1999, the elements within other comprehensive income, net of tax, consist solely of foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2000 and 1999, is $48.4 million and $1.4 million respectively.

7.       SEGMENT INFORMATION:

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

         Revenues consisted of the following:

                            THREE MONTHS ENDED MARCH 31
                            ---------------------------
                                  (in thousands)

PRODUCT GROUP                          2000                  1999
-------------                          ----                  ----
2200                           $      1,544           $     2,925
2500                                  3,227                 1,521
S1000                                    --                   439
S10                                     176                   364
Telecom                                  46                   180
Internet Access                       1,791                    --
LAN                                     269
                               ------------          ------------
                                                               --
Total product revenues                7,053
                                                            5,429

Service revenues                      1,890
                               ------------          ------------
                                                            1,887

Total revenues                 $      8,943           $     7,316
                               ============           ===========

GEOGRAPHIC INFORMATION

The Company sells its products and services through its foreign affiliates in the United Kingdom, Hong Kong, France and Italy. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and service revenues is based upon the location of the customer.

The Company's product and service revenues for the three months ended March 31, 2000 and March 31, 1999 were generated in the following geographic regions:

                                           THREE MONTHS ENDED MARCH 31
                                           ---------------------------
                                                  (in thousands)
                                              2000                  1999
                                              ----                  ----
   United States                        $    4,840            $    3,582
   Europe, Middle East and Africa            3,019                 2,579
   Pacific Rim, Latin America
   and South America                         1,084                 1,155
                                         ---------            ----------
   Total                                $    8,943            $    7,316
                                        ==========            ==========


Included in domestic product and service revenues are sales through systems integrators and distributors to the Federal Government of $508,000 for the three months ended March 31, 2000 and $486,000 for the three months ended March 31, 1999.

The Company's long-lived assets were located as follows:

                                        AS OF MARCH 31
                                        --------------
                                        (in thousands)
                                           2000                   1999
                                           ----                   ----
     United States                 $    126,730           $      4,083
     United Kingdom                         162                    226
     Italy                                   12                     43
     France
                                              3                     --
                                   ------------           ------------
     Total long-lived assets       $    126,907           $      4,352
                                   ============           ============


SIGNIFICANT CUSTOMERS

There were two customers that accounted for greater than 10% of total revenues for the three months ended March 31, 2000 and one customer for the three months ended March 31, 1999.

                                         THREE MONTHS ENDED MARCH 31
                                         ---------------------------
                                                (in thousands)
                                                    2000                1999
                                                    ----                ----
       Distributor 1
           Product                                 1,184                 956
           Service                                     *                   *
       Distributor 2
           Product                                   882                   *
           Service                                    45                   *

* Revenue accounted for less than 10% of total revenues for the period.

8.       STOCK COMPENSATION EXPENSE:

Based on the termination agreement with the former chief executive officer of OpenROUTE, the Company issued the former executive 100,000 shares of common stock and 100,000 options to acquire common stock at $6.00 per share. During the three months ended March 31, 2000, the Company recognized stock compensation expense of $5.1 million for the fair value of the shares and options issued.

In connection with the termination of certain employees during the three months ended March 31, 2000 the Company vested stock options that would have otherwise been forfeited, resulting in stock compensation expense of $670,000.

In conjunction with the acquisition of AetherWorks, the Company issued 1.0 million options to acquire common stock at $6.81, to former AetherWorks employees. The Company recorded compensation charges of $16.1 million related to the difference between the option exercise price and the market value of the underlying common stock. The expense will be recognized over the respective vesting period of the options. During the three months ended March 31, 2000, the Company recognized compensation expense of $599,000.

During the three months ended March 31, 2000, the Company issued warrants to purchase 16,000 shares of common stock to non-employees for services provided resulting in stock compensation charges of $133,000 based upon a Black Scholes valuation.

9.       RESTRUCTURING CHARGE:

In March 2000, the Company announced and implemented a consolidation program to reduce and economize its work force as part of its acquisition integration program. The restructuring will result in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force will occur over approximately a three-month period and severance payments will generally be made in lump sum in June 2000. The restructuring charges of $427,000 resulted from $307,000 of accrued severance and benefit costs associated with a reduction-in-force of 13 former OpenROUTE employees and approximately $100,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases.

10.      FOREIGN CURRENCY EXCHANGE GAIN:

Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the Accumulated other comprehensive loss account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. The Company had no foreign exchange gains or losses for the three months ended March 31, 2000 and the three months ended March 31, 1999.

11.      BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods; however, for the three months ended March 31, 2000 and March 31, 1999, the effect of common stock equivalents has not been considered as they would have been antidilutive.

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

On March 16, 2000, the Company completed the acquisition of Aetherworks. The transaction has been accounted for under the purchase method of accounting for the business combination and the operating results of Aetherworks have been included in the accompanying condensed consolidated financial statement from the date of acquisition.

On December 22, 1999, the Company completed the merger with OpenROUTE Networks ("OpenROUTE") with and into Netrix Corporation. The transaction has been accounted for under the purchase method of accounting for the business combination and the operating results of OpenROUTE have been included in the accompanying condensed consolidated financial statement from the date of acquisition.

NET LOSS. On March 16, 2000 the Company completed the acquisition of Aetherworks. The results of operations for the three months ended March 31, 2000 include the results of Aetherworks from the date of acquisition. For the three months ended March 31, 2000, the Company had a net loss of $48.4 million, compared to a net loss of $1.3 million for the three months ended March 31, 1999. The increase in net loss resulted from non-cash charges for in-process R&D expense of $30.8 million, stock compensation expense of $6.5 million, G&A expenses of $0.5 million, R&D expenses of $1.0 million, restructuring expense of $0.4 million, and amortization of acquired intangibles of $5.1 million. The three month changes in net loss resulted from additional expense associated with the acquisition of Aetherworks and OpenROUTE. The Company has instituted an on-going acquisition integration program of expense reduction to eliminate duplicated functions at the acquired companies.

REVENUES. For the three months ended March 31, 2000, revenues increased $1.6 million or 22% to $ 8.9 million, from $7.3 million for the three months ended March 31, 1999. The increase in revenues was due primarily to the acquisition of OpenROUTE in December 1999. For the three months ended March 31, 2000, product revenues increased $1.6 million, or 30% to $7.0 million, from $5.4 million for the three months ended March 31, 1999. For the three months ended March 31, 2000 service revenues remained essentially the same compared to the three months ended March 31, 1999. The increase in product revenues is primarily the result of the merger with OpenROUTE.

GROSS PROFIT. For the three months ended March 31, 2000, gross profit increased by $289,000, or 9%, to $3.5 million, from $3.2 million for the three months ended March 31, 1999. As a percentage of revenues, gross profit decreased to 39% for the three months ended March 31, 2000, from 44% for the three months ended March 31, 1999. The decrease in gross profit as a percentage of revenue is due to the product mix as result of the merger with OpenROUTE. For the three months ended March 31, 2000 gross profit for product revenue increased $138,000 or 5% to $2.9 million from $2.8 million for the three months March 31, 1999. For the three months ended March 31, 2000 gross profit for service revenues increased $151,000 or 35% to $586,000 from $435,000 for the three months ended March 31, 1999. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range. The three month increase in service gross profit is primarily the result cost saving measures.

SALES AND MARKETING. For the three months ended March 31, 2000 sales and marketing expenses increased by $2.4 million, or 144%, to $4.0 million from $1.6 million for the three months ended March 31, 1999. The increase represents marketing expenses of $1.0 million, sales commission expenses of $0.4 million, wages and salaries of $0.5 million and travel expenses of $0.3 million. The increase in marketing expenses is primarily due to advertising, increased participation in trade shows and the production of marketing materials associated with the new Nx Networks logo and name.

RESEARCH AND DEVELOPMENT. For the three months ended March 31, 2000, research and development expenses increased $1.0 million or 62% to $2.6 million from $1.6 million for the three months ended March 31, 1999. The increase represents wages and salaries of $0.3 million due to the merger with OpenROUTE, consulting fees and other engineering expense of $0.5 million, depreciation expense of $0.1 million and other expense such as rent, telephone, travel and recruiting fees.

GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 2000 general and administrative expenses increased $1.3 or 127% to $2.3 million from $1.0 for the three months ended March 31, 1999. The increase represents $0.3 million in wages and salaries, legal and accounting fees of $0.5 million, rent expense of $0.1 million, depreciation expense of $0.1 million and other general operating expenses of $0.3 million. The majority of the increase are directly associated with the newly merged companies.

AMORTIZATION OF ACQUIRED INTANGIBLES. For the three months ended March 31, 2000 amortization expense increased $5.0 million to $5.1 million from $0.1 million for the three months ended March 31, 1999. The increase represents in goodwill associated with the OpenROUTE merger in December 1999 and the acquisition of Aetherworks in March 2000.

STOCK COMPENSATION. The Company incurred stock compensation expense of $6.5 million as a result of stock issued to and accelerated vesting of stock options to a former executives of OpenROUTE, acceleration of stock options of employees terminated as part of restructuring and stock options issued below market to certain employees in connection with the acquisition of Aetherworks.

IN-PROCESS RESEARCH AND DEVELOPMENT. For the three months ended March 31, 2000 the Company incurred a one-time charge of $30.8 million associated with the acquisition of Aetherworks. The Company valued in process research and development (IPR&D) acquired in the acquisition at $30.8 million based upon an independent appraisal of the development project for which technological feasibility had not been established and no alternative future uses exist. The Company acquired IPR&D project is targeted at the telecommunications market.
This product is being developed specifically for and is intended to have substantial incremental functionality, greatly improved speed and wider range of interfaces than NX Networks then current technology.

The value of the IPR&D project identified was determined by estimating the future cash flows from the project, once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of March 16, 2000, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process was grouped into three phases with each phase containing between one and five milestones. The three phases were: (I) researching the market requirements and the engineering architecture and feasibility studies; (ii) design and verification; and (iii) prototyping and testing the product (both internal and customer testing). Aetherworks project started in 1998, as of March 16, 2000 the Company estimated that the project was 75% complete.

RESTRUCTURING RESERVE. In March 2000, the Company announced and implemented a consolidation program to reduce and economize its work force as part of its acquisition integration program. The restructuring will result in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force will occur over approximately a three-month period and severance payments will generally be made in lump sum in June 2000. The restructuring charges of $0.4 million resulted from $0.3 million of accrued severance and benefit costs associated with a reduction-in-force of 13 former OpenROUTE employees, and $0.1 million of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. As of March 31, 2000 no payments have been made related to the restructuring charge.

INTEREST AND OTHER EXPENSE, NET. For the three months ended March 31, 2000, the Company had net interest expenses of $30,000 compared to net interest expense of $130,000 for the three months ended March 31, 1999. The decrease is a result of the Company's termination of the loan balances with Coast Business Credit.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $17.6 million of cash and cash equivalents and net working capital of $18.7 million, compared to $157,000 of cash and cash equivalents and net working capital of $6.5 million at March 31, 1999. For the three months ended March 31, 2000, the total cash used by operations was $5.4 million compared to $0.9 million for the three months ended March 31, 1999. Non-cash items consisting of depreciation and amortization of $5.1 million, stock compensation expense of $6.5 million and in-process R&D cost of $30.8 million contributed to the losses of $48.4 million. The cash used by operations was primarily due to continued losses from operations.

In March 2000, the Company completed an offering of 1.0 million shares of common stock. The offering generated proceeds of $25.1 million net of issuing costs of $ 0.9 million. $8.0 million of the proceeds were used to satisfy an AetherWorks obligation, which was a condition to closing the acquisition. The Company closed the AetherWorks acquisition on March 16, 2000. The remaining proceeds will be used for general corporate and working capital purposes. Management believes that these proceeds and future sales and the collection of the related accounts receivables are sufficient to meet the Company's cash obligations throughout 2000.

Capital acquisitions during the three months ended March 31, 2000 were $0.5 million compared to $0.2 million for the three months ended March 31, 1999. These acquisitions were primarily equipment used for research and development purposes and computer and test equipment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not a party to any market risk sensitive instrument that is material to the Company, its financial position or results of operations, either for trading purposes or otherwise.

PART II -- OTHER INFORMATION

ITEM 1.  NOT APPLICABLE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In March 2000, we issued 2,301,436 shares of common stock in connection with the acquisition of AetherWorks Corporation. The shares were issued to the then stockholders of AetherWorks in exchange for all of their shares of AetherWorks, such that AetherWorks became a wholly-owned subsidiary of ours. In connection with this transaction, we relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Securities Act.

In January 2000, we issued 100,000 shares of common stock to Bryan Holley in connection with the termination of his employment with us. In connection with this transaction, we relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act.

During the three month period ended March 31, 2000 we issued Warrants to purchase 16,000 shares of common stock to non-employees for services rendered to us. In connection with these transactions, we relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act.

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

27.1 Financial Data Schedule reflecting the unaudited financial statements of the Company for the quarter ended March 31, 2000.


(b) Reports on Form 8-K

During the quarter ended March 31, 2000, we filed Current Reports on Form 8-K on January 14, 2000, February 23, 2000 and March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NETRIX CORPORATION
Date:   May 10, 2000


                        By: /S/ STEVEN T. FRANCESCO
                            ----------------------------------------
                            STEVEN T. FRANCESCO
                            CHIEF EXECUTIVE OFFICER AND
                            CHAIRMAN OF THE BOARD OF DIRECTORS




                        By: /S/ PETER J. KENDRICK
                            -----------------------------------------
                            PETER J. KENDRICK
                            VICE PRESIDENT FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                            (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


EXHIBIT NUMBER            DESCRIPTION
--------------            -----------

27.1                      Financial Data Schedule