Form 10-Q
period 2000-06-30
NETRIX CORP
filed 2000-08-15
CIK 889237

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                          13595 DULLES TECHNOLOGY DRIVE

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

                           Yes      X                         No
                                ------------             ------------

         At August 7, 2000 there were 35,339,175 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                                NETRIX CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX


PART I -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1 -- FINANCIAL STATEMENTS                                          PAGE NO.

     Condensed Consolidated Statements of Operations for the six
            and the three months ended June 30, 2000 and 1999                3
     Condensed Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999                                            4
     Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2000 and 1999                               5
     Notes to Unaudited Condensed Consolidated Financial Statements          6

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           14

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET
              RISK                                                          17

PART II -- OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS                                              17

    ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                     18

    ITEMS 3 THROUGH 5                                                       18

    ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                              19


SIGNATURE                                                                   19

PART I -- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                                NETRIX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                                         Six Months ended      Three Months Ended
                                                                                              JUNE 30                JUNE 30
                                                                                              -------                -------

                                                                                           2000       1999        2000       1999
                                                                                           ----       ----        ----       ----

Revenues:
   Product                                                                               $15,404     $9,932     $ 8,351     $4,503
   Service and other                                                                       3,896      3,395       2,006      1,508
                                                                                       ---------  ---------  ----------  ---------
       Total revenues                                                                     19,300     13,327      10,357      6,011

Cost of revenues:
    Product                                                                                8,819      4,880       4,635      2,212
    Service and other                                                                      2,497      2,508       1,193      1,057
                                                                                       ---------  ---------  ----------  ---------
       Total cost of revenues                                                             11,316      7,388       5,828      3,269

       Gross profit                                                                        7,984      5,939       4,529      2,742

Operating expenses:
    Sales and marketing (exclusive of stock compensation of $147 and $124 in the six
    and three months ended June 30, 2000, respectively)                                    7,772      3,032       3,799      1,407
     Research and development (exclusive of stock compensation of $2,280 and $1,681
     in the six and three months ended June 30, 2000, respectively)                        7,641      3,358       4,966      1,713
     General and administrative (exclusive of stock compensation of $6,989 and $1,116 in the six and three months ended June 30, 2000, respectively and $97
     for the six months ended June 30, 1999)                                               4,571      2,088       2,222      1,152
     In-process research and development                                                  30,800         --          --         --
     Amortization of acquired intangibles                                                 13,274        132       8,131         66
     Stock compensation expense                                                            9,416         97       2,921         --
     Restructuring charge                                                                    427        900          --        900
                                                                                        --------   --------    --------   --------
Total operating expenses                                                                  73,901      9,607      22,039      5,238

       Loss from operations                                                              (65,917)    (3,668)    (17,510)    (2,496)

Interest expense                                                                            (190)      (204)        (12)       (48)
Interest income                                                                              310         27         239         13
Other income (expense), net                                                                  219          4         142          2
                                                                                       ----------  ----------  ----------   --------
       Net loss                                                                          (65,578)    (3,841)    (17,141)    (2,529)

Dividend on preferred stock
                                                                                               --       (40)          --       (40)
                                                                                       ----------  ----------  ----------   --------
Net loss attributable to common stockholders                                            $(65,578)   $(3,881)   $(17,141)   $(2,569)
                                                                                       =========   =========   =========   =========

Basic and diluted loss per common share                                                  $ (1.98)    $(0.34)    $ (0.49)    $(0.22)
                                                                                       =========   =========   =========   =========

    Weighted average common shares outstanding                                            33,037     11,493    34,846       11,496
                                                                                       =========   =========   =========   =========

       See notes to unaudited condensed consolidated financial statements.

                                             NETRIX CORPORATION

                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (in thousands)

                                                                        As of                  As of
                                                                       June 30              December 31
                                                                         2000                   1999
                                                                 ---------------------   -------------------
                                                                     (unaudited)
ASSETS
      Current assets:

            Cash and cash equivalents                                     $    15,315            $    5,930
            Accounts receivable, net                                            8,890                 9,697
            Inventories                                                         3,594                 4,304
            Other current assets
                                                                                  948                   531
                                                                          -----------            ----------
                          Total current assets                                 28,747                20,462

      Property and equipment, net                                               4,961                 4,560
      Goodwill and intangibles, net                                           114,843                70,153
      Deposits and other assets
                                                                                  276                    78
                                                                          -----------            ----------
TOTAL ASSETS                                                             $    148,827            $   95,253
                                                                         ============            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:

            Line of credit                                                 $       --            $    1,059
            Accounts payable                                                    7,804                 6,703
            Accrued liabilities                                                 5,992                 4,680
            Obligations under capital leases--current portion                     917                    --
                                                                           -----------            ----------
                          Total current liabilities                            14,713                12,442
                                                                           -----------            ----------


      Other liabilities:
            Obligations under capital leases--long-term                            258                    --
            Other                                                                  150                   352
                                                                           -----------            ----------
TOTAL LIABILITIES                                                               15,121                12,794
                                                                           -----------            ----------


      Commitments and Contingencies

Stockholders' equity:
      Common stock, $.05 par value; 55,000,000 and 36,800,000 shares authorized;
           35,339,000 and 29,260,000 shares issued and outstanding,

           respectively.                                                        1,767                 1,463
      Additional paid-in capital                                              283,443               151,694
      Deferred compensation                                                  (14,499)                    --
      Accumulated deficit                                                   (138,021)              (72,443)
      Warrants                                                                  2,357                 2,041
      Shareholder note receivable                                             (1,000)                    --
      Accumulated other comprehensive loss                                      (341)                 (296)
                                                                           ----------            ----------
            Total stockholders' equity                                        133,706                82,459
                                                                           ----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    148,827            $   95,253
                                                                         ============            ==========

      See notes to unaudited condensed consolidated financial statements.

                                               NETRIX CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  (unaudited)
                                                 (in thousands)

                                                                                   SIX MONTHS ENDED JUNE 30

                                                                             -------------------------------------

                                                                                         2000                1999
                                                                                         ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $   (65,578)        $    (3,841)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                                                          14,395                 918
In-process research and development charge                                             30,800                  --
Stock compensation expense                                                              9,416                  97
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable                                                                       807               1,571
Inventories                                                                               709                 553
Other current assets                                                                    (441)                 196
Deposits and other assets                                                               (198)                (54)
Accounts payable                                                                        1,039               (455)
Accrued liabilities                                                                       304                 303
Lease liabilities                                                                       (159)
Other liabilities                                                                       (201)                  --
                                                                                -------------       -------------
Net cash used in operating activities
                                                                                      (9,107)               (712)
                                                                                -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Aetherworks, net of cash acquired                        (9,558)                  --
Purchases of property and equipment                                                     (156)               (121)
Note receivable from shareholder                                                      (1,000)                  --

Net cash used in investing activities                                                 (10,714)              (121)

                                                                                -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on line of credit, net                                                        (1,058)             (1,739)
Proceeds from private placement, net of placement cost                                     --               4,012
Proceeds from stock sale, net of offering costs                                        25,086                  --
Proceeds from exercise of stock options                                                 5,158                   4
Proceeds from employee stock purchase plan                                                 65                  48
                                                                                -------------       -------------
Net cash provided by financing activities                                              29,251               2,325
                                                                                -------------       -------------

Effect of foreign currency exchange rate changes on cash and cash equivalents            (45)               (101)

                                                                                -------------       -------------
Net increase in cash and cash equivalents                                               9,385               1,391

Cash and cash equivalents, beginning of period                                          5,930               2,488
                                                                                -------------       -------------
Cash and cash equivalents, end of period                                        $      15,315       $       3,879
                                                                                =============       =============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                   $          12       $         204
                                                                                =============       =============


       See notes to unaudited condensed consolidated financial statements.

                                NETRIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY:

BUSINESS DESCRIPTION

Netrix Corporation, a Delaware corporation doing business as NxNetworks (the "Company" or "Nx Networks"), is a worldwide provider of internet telephony and data networking solutions. The Company combines patented, switched, compressed voice and data technology with advanced packet data networking capabilities to provide networking solutions that improve network performance and deliver an array of tangible network services. The Company is headquartered in Herndon, Virginia and conducts operations out of its locations in the United States, United Kingdom, Hong Kong, France and Italy. The Company's customers include service providers, multinational corporations and government agencies.

MERGERS AND ACQUISITIONS

ACQUISITION OF OPENROUTE:

On December 22, 1999, the Company completed the merger of OpenROUTE Networks ("OpenROUTE") with and into the Company. The transaction has been accounted for under the purchase method of accounting and the operating results of OpenROUTE have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

ACQUISITION OF AETHERWORKS.

On December 31, 1999, the Company entered into an agreement (the "Agreement") to acquire AetherWorks Corporation ("AetherWorks"), a development stage company with no revenue since its inception in 1993. The acquisition was effected, on March 16, 2000, through the merger of AetherWorks with and into a wholly-owned subsidiary of the Company. The acquisition was accounted for under the purchase method of accounting for business combinations.

Under the terms of the AetherWorks transaction, the holders of AetherWorks common stock, warrants, and stock options converted at a rate of 1.38 shares of Nx Networks common stock, warrants, and stock options. The Company issued 2,622,278 shares of common stock and warrants and options to acquire the outstanding Aetherworks common stock. The Company's shares were valued at $22.94, average of closing prices for three days before and after March 16, 2000. The warrants and options issued were valued at approximately $16.2 million using the Black-Scholes model assuming 130 percent volatility, a risk free interest rate of 6.32 percent and an exercise period of three years. Pursuant to the Agreement, the Company settled an $8.0 million obligation of AetherWorks upon the closing of the acquisition.

Under the terms of the Agreement, an adjustment will be made to the merger consideration if the closing price of the Company's common stock on the Nasdaq Stock Market for the 15 trading day period ended October 31, 2000 does not equal or exceed $22.50 per share. In such event, additional shares of the Company's common stock will be issued such that the consideration per share of AetherWorks common stock is equal to $22.50 per share based upon that average closing price; provided the total number of shares of the Company's common stock issued in the merger will not exceed 19.9% of the total of the Company's then outstanding shares. Had this contingency been resolved on June 30, 2000, when the Company's stock price was $12.31, the Company would have issued approximately 2.2 million more shares to the former Atherworks stockholders.

At closing, the Company also issued to AetherWorks' employees options to acquire a total of 1.0 million shares of its common stock. The options have an exercise price of $6.81 per share and vest over a two to three year period. The Company recorded deferred compensation expense of $16.1 million for the difference between the exercise price and the fair market of the stock on the date of grant. This expense will be amortized over the options vesting period of which approximately $1.7 million and $2.3 million was expensed in the six and three months ended June 30, 2000.

The purchase price of Aetherworks, including transaction costs of $0.3 million was $89.0 million. A summary of assets and liabilities acquired, at estimated fair market value at June 30, 2000 was as follows (in thousands):

        Current assets                            $  99
        Property and equipment                    1,403
        Assembled workforce                         300
        In-process R&D                           30,800
        Goodwill                                 57,590
        Current liabilities                     (1,157)
                                               --------
                                               $ 89,035
                                               ========

The amount allocated to assembled workforce and goodwill is being amortized over their estimated useful life of 4 years using the straight-line method.

The Company valued in-process research and development ("IPR&D") acquired in the acquisition at $30.8 million based upon an independent appraisal of the development project for which technological feasibility had not been established and no alternative future uses exist. The Company acquired IPR&D project is targeted at the telecommunications market. This product is being developed specifically for and is intended to have substantial incremental functionality, greatly improved speed and wider range of interfaces than the Company's then current technology.

The value of the IPR&D project identified was determined by estimating the future cash flows from the project, once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of March 16, 2000, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process was grouped into three phases with each phase containing between one and five milestones. The three phases were: (i) researching the market requirements and the engineering architecture and feasibility studies; (ii) design and verification; and (iii) prototyping and testing the product (both internal and customer testing). Aetherworks project started in 1998; as of March 16, 2000 the Company estimated that the project was 75% complete.

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

                        SIX MONTH ENDED                   THREE MONTH ENDED
                            JUNE 30                            JUNE 30

                          2000             1999            2000           1999
                          ----             ----            ----           ----
                          (unaudited)                      (unaudited)

Revenues               $ 19,300        $  20,905       $  10,357      $ 10,028
Net Loss                (40,493)         (28,750)        (17,141)      (14,642)
Net Loss per share     $  (1.14)        $  (0.95)      $   (0.49)     $  (0.49)


RISKS AND OTHER IMPORTANT FACTORS

The Company has reported a net loss in each of the last five years and for the three and six months ended June 30, 2000. The Company reported net losses of $17.1 million for the three months ended June 30, 2000 compared to $2.6 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 the Company reported a net loss of $65.6 million inclusive of IPR&D charges of $30.8 million compared to a net loss of $3.9 million for the six months ended June 30, 1999. The success and the future of the Company are dependent on its ability to generate operating income. The Company's ability to generate operating income is in large part dependent on its success at increasing sales of its new products and/or controlling costs. The Company's plan to increase revenues through sales of its new products is continuing to evolve; however, due to market conditions, competitive pressures, and other factors beyond its control there can be no assurances that the Company will be able to adequately increase new product sales in the future.

During March 2000, the Company terminated its line of credit agreement with Coast Business Credit. The Company is in negotiations for a new line of credit. Due to the Company's current cash balance, management does not believe that securing a line of credit is required to fund operations for the foreseeable future.

In March 2000, the Company completed an offering of 1.0 million shares of common stock. The offering generated proceeds of $25.1 million net of issuance costs of $ 0.9 million. $8.0 million of the proceeds were used to satisfy an AetherWorks obligation, which was a condition to closing the acquisition. The Company closed the AetherWorks acquisition on March 16, 2000. The remaining proceeds will be used for general corporate and working capital purposes. Management believes that these proceeds and future sales and the collection of the related accounts receivables are sufficient to meet the Company's cash obligations throughout 2000.

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

The success of the Company is also dependent on its ability to generate adequate cash for operations and capital needs. For the six months ended June 30, 2000 the Company's operating activities used $9.1 million compared to $712,000 used for the six months ended June 30, 1999. The cash used by operations was primarily due to continued loss from operations. At June 30, 2000, the Company had $15.3 million in cash and cash equivalents. The Company is relying on such cash and cash equivalents, together with future sales and the collection of the related accounts receivable to meet its cash obligations.

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

2.       BASIS OF PRESENTATION:

The accompanying condensed unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes of the Company as reported on the Company's Form-10K filed with the SEC in March 2000.

In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the six and three months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000 or any other period within calendar year 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt the guidance in SAB No. 101 no later than the fourth quarter of fiscal year 2000, with the guidance being effective January 1, 2000. The Company is currently assessing, and has not yet determined, the impact of SAB No. 101 on its financial statements. The Company understands that the SEC staff may issue additional interpretive guidance on SAB No. 101. This additional guidance may impact the Company's assessment of the impacts of SAB No. 101.


4.        CASH EQUIVALENTS:

Cash equivalents are primarily bank deposits. These investments are carried at cost which approximates market value.

5.        INVENTORIES:

         Inventories consisted of the following:

                                       AS OF JUNE 30          AS OF DECEMBER 31
                                       -------------          -----------------
                                                   (in thousands)

                                            2000                    1999
                                            ----                    ----

Raw materials                          $       467               $      546
Work-in-process                                180                      353
Finished goods                               2,947                    3,405
                                       -----------             ------------

Total inventories                      $     3,594              $     4,304
                                       ===========              ===========

6.       COMPREHENSIVE LOSS:

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income
(loss). For the three and six months ended June 30, 2000 and 1999, the elements within other comprehensive income, net of tax, consist solely of foreign currency translation adjustments. Comprehensive loss for the three months ended June 30, 2000 and 1999, is $17.1 million and $2.6 million respectively. Comprehensive loss for the six months ended June 30, 2000 and 1999, is $65.6 million and $3.9 million respectively.

7.       SEGMENT INFORMATION:

The Company's two reportable segments are products and services. The Company evaluates the performance of its segments based on gross profit. The Company provides enterprise-wide disclosures about revenues by segment, long-lived assets by geographic area and revenues from major customers.

         Revenues consisted of the following:

                          SIX MONTHS ENDED                 THREE MONTHS ENDED
                               JUNE 30                           JUNE 30
                               -------              -            -------
                                            (IN THOUSANDS)

                             2000            1999             2000          1999
                    -------------     ------------     ------------     --------

PRODUCT GROUP

2200                     $  6,369    $   4,820        $   4,856        $   2,030
2500                        5,475        3,413            2,248            1,781
3000                          105           --              105               --
S1000                          --          641               --              257
S10                           213          829                8              387
Telecom                        53          229                5               48
Internet Access             2,869           --            1,078               --

LAN                           320           --                51              --
                        -----------  ----------       -----------     ----------
Total product revenues     15,404         9,932            8,351           4,503
Service revenues            3,896         3,395            2,006           1,508
Total revenues           $ 19,300    $   13,327       $   10,357       $   6,011
                      ========       ==========       ==========       =========

GEOGRAPHIC INFORMATION

The Company sells its products and services through its foreign affiliates in the United Kingdom, Hong Kong, France and Italy. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and service revenues is based upon the location of the customer.

The Company's product and service revenues for the six and three months ended June 30, 2000 and 1999 were generated in the following geographic regions:

                                                 SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                      JUNE 30                             JUNE 30
                                                      -------                             -------
                                                                  (in thousands)

                                                  2000               1999              2000              1999
                                             ---------          ---------         ---------         ---------
United States                                $  10,950          $   6,891         $   6,184         $   3,308
Europe, Middle East and Africa                   5,238              4,544             2,219             2,005
Pacific Rim, Latin America
and South America                                3,112              1,892             1,954               698
                                             ---------          ---------         ---------         ---------
Total                                        $  19,300          $  13,327         $  10,357         $   6,011
                                             =========          =========         =========         =========


Included in domestic product and service revenues are sales through systems integrators and distributors to the Federal Government of $524,000 and $188,000 for the six months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999 these sales were $16,000 and $11,000, respectively.

The Company's long-lived assets were located as follows:

                                          AS OF               AS OF
                                         JUNE 30,         DECEMBER 31,
                                    --------------------------------------
                                               (in thousands)

                                                  2000               1999
                                                  ----               ----
United States                              $   119,661         $   74,497
United Kingdom                                     132                201
Italy                                               11                 12
Germany
                                                    --                  3
                                                    --                  -
Total long-lived assets                    $   119,804         $   74,713
                                           ===========         ==========

SIGNIFICANT CUSTOMERS

One customer accounted for greater than 10% of total revenues for the six months ended June 30, 2000 and 1999. For the three months ended June 30, 2000, three customers accounted for greater than 10% of total revenue and none for the three months ended June 30, 1999.

                         SIX MONTHS ENDED                     THREE MONTHS ENDED
                             JUNE 30,                              JUNE 30,
                         ----------------                     ------------------
                          (in thousands)                        (in thousands)

                             2000           1999            2000          1999
                        ---------        -------          ---------  -----------

Distributor 1
    Product             $   2,383    $    1,897        $   1,427            *
    Service                    24             *               84            *
Distributor 2
    Product                     *             *            1,428            *
    Service                     *             *                2            *
Distributor 3
    Product                     *             *            1,082            *
    Service                     *             *                *            *


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

In connection with the termination of certain employees during the three and six months ended June 30, 2000 the Company vested stock options that would have otherwise been forfeited, resulting in stock compensation expense of $670,000 and $1.4 million, respectively.

In conjunction with the acquisition of AetherWorks, the Company issued 1.0 million options to acquire common stock at $6.81, to former AetherWorks employees. The Company recorded compensation charges of $16.1 million related to the difference between the option exercise price and the market value of the underlying common stock. The expense will be recognized over the respective vesting periods of the options. During the three and six months ended June 30, 2000, the Company recognized compensation expense of $599,000 and $2.3 million, respectively.

During the three months ended June 30, 2000, the Company issued warrants to purchase 45,000 shares of common stock to non-employees for services provided resulting in stock compensation charges of $316,000 based upon a Black Scholes valuation. During the six months ended June 30, 2000, the Company issued warrants to purchase 61,000 shares of common stock to non-employees for services provided resulting in stock compensation charges of $449,000 based upon a Black Scholes valuation.

In April 2000, the Company granted options to purchase 200,000 shares of common stock to members of its Board of Directors. The options were issued below the market value on the date of the grant. In accordance with APB Opinion No. 25 and the related interpretations, the Company recorded stock compensation charges of approximately $864,000 to be recognized over the option vesting period. These options are vested quarterly over one year. At June 30, 2000 the remaining deferred compensation related to these grants was $648,000.

9.       RESTRUCTURING CHARGE:

In March 2000, the Company implemented and announced a consolidation program to reduce and economize its work force as part of its acquisition integration program. The restructuring resulted in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force occurred over approximately a three-month period and severance payments were generally made in lump sum in June 2000. The restructuring charges of $427,000 resulted from $327,000 of accrued severance and benefit costs associated with a reduction-in-force of 13 former OpenROUTE employees and approximately $100,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. As of June 30, 2000, severance of $230,000 have been paid, and the remaining severance payments of $97,000 will occur over the next three months. Costs incurred for restructuring of facility of approximately $100,000 will occur over the next six months.

10.      FOREIGN CURRENCY EXCHANGE GAIN:

Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the accumulated other comprehensive loss account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. The Company had no foreign exchange gains or losses for the six and three months ended June 30, 2000 and 1999.

11.      BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods; however, for the three and six months ended June 30, 2000 and 1999, the effect of common stock equivalents has not been considered as they would have been antidilutive.

12.      SHAREHOLDER NOTE RECEIVABLE:

In April 2000, the Company lent $1.0 million to an officer of the Company and received a promissory note valued at $1.0 million in return. The note, which is due May 15, 2003, or sooner as described in the note agreement, accrues interest at 9 percent per annum on the outstanding principal. The note has been reflected as a decrease to shareholders' equity.

                                NX NETWORKS, INC.

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

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS. On May 10, 2000, the Company unveiled the Nx 6000 Series Media Gateway Router at the NetWorld+Interop show in Las Vegas, NV. The Nx 6000 series packetizes, encrypts and routes voice traffic over IP, frame relay and ATM networks and provides carrier-quality reception over each.

During March 2000, the Company terminated its line of credit agreement with Coast Business Credit. The Company is in negotiation with various financial institutions for a new line of credit. Due to the Company's current cash balance, management does not believe that securing a line of credit is required to fund operations for the foreseeable future.

On March 16, 2000, the Company completed the acquisition of Aetherworks. The transaction has been accounted for under the purchase method of accounting and the operating results of Aetherworks have been included in the accompanying condensed consolidated financial statement from the date of acquisition.

On February 23, 2000, the Company announced the appointment of Bill Yundt to the Board of Directors. Mr. Yundt is currently Vice President of Network Operations for Microsoft Corporation.

In February 2000, the Company sold 1.0 million shares of common stock to the public pursuant to a registration statement on SEC Form S-3. The offering generated net proceeds of $25.1 million. The proceeds were used to satisfy an $8.0 million AetherWorks obligation, which was a condition to closing the acquisition of AetherWorks. The remaining proceeds are being used for general corporate and working capital purposes.

On December 22, 1999, the Company completed the merger of OpenROUTE Networks ("OpenROUTE") with and into Nx Networks. The transaction has been accounted for under the purchase method of accounting and the operating results of OpenROUTE have been included in the accompanying condensed consolidated financial statement from the date of acquisition.

NET LOSS. On March 16, 2000 the Company completed the acquisition of Aetherworks. The results of operations for the three and six months ended June 30, 2000 include the results of Aetherworks from the date of acquisition. For the three months ended June 30, 2000, the Company had a net loss of $17.1 million, compared to a net loss of $2.6 million for the three months ended June 30, 1999. The increase in net loss resulted from increases in sales and marketing expense of $2.4 million, R&D expense of $3.3 million, G&A expense of $0.9 million, amortization of acquired intangibles of $8.1 million and stock compensation expense of $2.9 million. For the six months ended June 30, 2000, the Company had a net loss of $65.6 million, compared to a net loss of $3.9 million for the six months ended June 30, 1999. The increase in net loss resulted from non-cash charges for in-process R&D expense of $30.8 million, stock compensation expense of $9.3 million, G&A expenses of $2.5 million, R&D expenses of $4.3 million, sales and marketing expense of $4.7 million and amortization of acquired intangibles of $13.2 million. The three and six month changes in net loss resulted primarily from additional expense associated with the acquisition of Aetherworks and OpenROUTE. The Company has instituted an on-going acquisition integration program of expense reduction to eliminate duplicated functions at the acquired companies.

REVENUES. For the three months ended June 30, 2000, revenues increased $4.3 million or 72% to $10.4 million, from $6.0 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues increased $6.0 million, or 45% to $19.3 million, from $13.3 million for the six months ended June 30, 1999. For the three months ended June 30, 2000 product revenues increased $3.8 million or 85% to $8.3 million from $4.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 product revenues increased $5.5 million or 55% to $15.4 million from $9.9 million for the six months ended June 30, 1999. The increase in product revenues is primarily a result of increase sales of the 2210 series product line and sales from the combined companies resulting from the merger with OpenROUTE. For the three months ended June 30, 2000 service revenues increased $0.5 million or 33% to $2.0 million from $1.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 service revenues increased $0.5 million or 15% to $3.9 million from $3.4 million for the six months ended June 30, 1999. These results reflect improvement in the sales of the 2200/2500 product lines and the addition of sales from the OpenROUTE acquisition.

GROSS PROFIT. For the three months ended June 30, 2000, gross profit increased by $1.8 million, or 65%, to $4.5 million, from $2.7 million for the three months ended June 30, 1999. As a percentage of revenues, gross profit decreased to 44% for the three months ended June 30, 2000, from 46% for the three months ended June 30, 1999. For the six months ended June 30, 2000 gross profit increased $2.0 million or 34% to $8.0 million from $5.9 million for the six months ended June 30, 1999. As a percentage of revenues, gross profit decreased to 41% for the six months ended June 30, 2000, from 45% for the six months ended June 30, 1999.

For the three months ended June 30, 2000 gross profit from product revenues increased $1.4 million or 62% to $3.7million from $2.3 million from the three months ended June 30, 1999. For the six months ended June 30, 2000, gross profit from product revenues increased $1.5 million or 30% to $6.6 million from $5.0 million for the six months ended June 30, 1999.

For the three months ended June 30, 2000 gross profit from service revenues increased $0.3 million or 64% to $0.7 million from $0.4 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 gross profit from service revenue increased $0.7 million or 139% to $1.2 million from $0.5 million for the six months ended June 30, 1999.

The three and six month gross profit percentage changes are primarily a result of a lower-margin product mix, a greater proportion of sales made through distributors, which generally have higher discounts than direct retail sales, and competitive pricing pressures. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range.

SALES AND MARKETING. For the three months ended June 30, 2000 sales and marketing expenses increased by $2.4 million, or 170%, to $3.8 million from $1.4 million for the three months ended June 30, 1999. The increase includes wages and salaries of $0.8 million, sales commission expense of $0.7 million, travel expense of $0.2 million, marketing expense of $0.4 million and bad debt expense of $0.3 million. Sales and marketing expenses increased $4.7 million, or 156%, to $7.8 million for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999. The increase includes wages and salaries of $1.1 million, sales commission expense of $1.0 million, marketing expense of $1.0 million, travel expense of $0.5 million and bad debt expense of $0.8 million. The increases resulted from advertising expenses, participation in trade shows and the production of marketing materials associated with the new Nx Networks logo, name and products.

RESEARCH AND DEVELOPMENT. For the three months ended June 30, 2000, research and development expenses increased $3.2 million or 190% to $5.0 million from $1.7 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses increased $4.3 million or 128% to $7.6 million from $3.4 million for the six months ended June 30, 1999. The increase represents wages and salaries of $1.5 million due to the merger with OpenROUTE and the acquisition of Aetherworks, new product materials of $1.1 million, consulting fees and other engineering expense of $0.4 million, depreciation expense of $0.7 million, travel expense of $0.2 million, rent expense of $0.1 million, and other expenses such as telephone, equipment lease and recruiting fees. All of the Company's research and development costs are expensed to operations as incurred during the periods reported.

GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 2000 general and administrative ("G&A") expenses increased $1.1 million or 93% to $2.2 million from $1.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 G&A expenses increased $2.5 million or 119% to $4.6 million from $2.1 million for the six months ended June 30, 1999. The increase represents wages and salaries of $0.8 million, legal and accounting fees of $0.7 million, rent expense of $0.3 million, depreciation expense of $0.1 million and other general operating expenses of $0.6 million. The majority of the increases are directly associated with duplicate functions of the newly merged companies. The Company is in the process of re-organizing its G&A functions to eliminate duplicate expenses.

AMORTIZATION OF ACQUIRED INTANGIBLES. For the three months ended June 30, 2000 amortization expense increased $8.0 million to $8.1 million from $0.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 amortization expense increase $13.2 million to $13.3 million from $0.1 million for the six months ended June 30, 1999. The increase in goodwill is associated with the OpenROUTE acquisition in December 1999 and the acquisition of Aetherworks in March 2000.

STOCK COMPENSATION. For the three and six months ended June 30, 2000 the Company incurred stock compensation expense of $2.9 million and $9.4 million, respectively. The Company incurred stock compensation expense as a result of stock issued to and accelerated vesting of stock options to former executives of OpenROUTE, acceleration of stock options of employees terminated as part of the restructuring, stock options granted below market value to members of the Board of Directors, warrants issued as compensation for legal services, and stock options issued below market to certain employees in connection with the acquisition of Aetherworks.

IN-PROCESS RESEARCH AND DEVELOPMENT. For the six months ended June 30, 2000 the Company incurred a one-time charge of $30.8 million associated with the acquisition of Aetherworks. The Company valued in process research and development (IRP&D) acquired in the acquisition at $30.8 million based upon an independent appraisal of the development project for which technological feasibility had not been established and no alternative future uses exist. The Company acquired IPR&D project is targeted at the telecommunications market. This product is being developed specifically for and is intended to have substantial incremental functionality, greatly improved speed and wider range of interfaces than the Company's then current technology.

RESTRUCTURING RESERVE. In March 2000, the Company announced and implemented a consolidation program to reduce and economize its work force as part of its acquisition integration program. The restructuring will result in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force occurred over approximately a three-month period and severance payments were generally made in a lump sum in June 2000. The restructuring charges of $0.4 million resulted from $0.3 million of accrued severance and benefit costs associated with a reduction-in-force of 13 former OpenROUTE employees, and $0.1 million of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. As of June 30, 2000 payments of $0.2 million have been made related to the restructuring charge.

INTEREST AND OTHER INCOME, NET. For the three months ended June 30, 2000, the Company had net interest and other income of $369,000 compared to net interest expense of $33,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 the Company had net interest and other income of $339,000 compared to net interest expense of $173,000 for the six months ended June 30, 1999. The net interest income for the three and six months ended June 30, 2000 is a result of the Company's termination of its loan balances with Coast Business Credit and interest earned on the proceeds from the secondary stock offering.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had $15.3 million of cash and cash equivalents and net working capital of $14.0 million, compared to $3.9 million of cash and cash equivalents and net working capital of $8.6 million at June 30, 1999 and net working capital of $8.0 million at December 31, 1999. For the six months ended June 30, 2000, the total cash used by operations was $9.1 million compared to $5.4 million for the six months ended June 30, 1999. Non-cash items consisting of depreciation and amortization of $14.4 million, stock compensation expense of $9.4 million and IPR&D cost of $30.8 million contributed to the losses of $65.6 million. The cash used by operations was primarily due to continued losses from operations.

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

Capital expenditures during the six months ended June 30, 2000 and 1999 were $0.1 million. These acquisitions were primarily equipment used for research and development purposes and computer and test equipment.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Cabletron Systems, Inc. filed a civil complaint against the Company, AetherWorks Corporation and OpenRoute Networks, Inc. on June 5, 2000 in the United States District Court for the District of Massachusetts. Docket #00-CV-11105 RWZ is assigned to this matter. In its complaint, Cabletron alleges that the defendants have infringed Cabletron patents and Cabletron seeks unspecified monetary damages against the Defendants. The Company and the other defendants answered the complaint by denying the allegations contained therein. The Company believes the claims by Cabletron to be without merit, and it intends to vigorously defend them.

The Company is involved in various other investigations, lawsuits, claims and other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of them, the Company does not believe that their ultimate disposition will have a material adverse effect on it.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

In May 2000, Nx Networks issued 45,000 warrants to Gallagher and Associates as compensation for legal services. All of these warrants are exercisable at $8.00 per share and expire in May 2005. In issuing these warrants, the Company relied upon the exemption from registration under the Securities Act provided by
Section 4(2) of the Securities Act.

ITEMS 3 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.1 Lease Agreement dated May 18, 2000 between Water Tower Campbell LLC and Netrix Corporation

27.1          Financial Data Schedule.


(b) Reports on Form 8-K

On May 30, 2000, the Company filed an amendment to its Current Report on Form 8-K dated March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NETRIX CORPORATION


Date:   August 14, 2000


                             By: /S/ STEVEN T. FRANCESCO
                                 -------------------------------------------
                                 Steven T. Francesco
                                 Chief Executive Officer and
                                 Chairman of the Board of Directors


                             By: /S/ PETER J. KENDRICK
                                 --------------------------------------------
                                 Peter J. Kendrick
                                 Vice President Finance and Administration and Chief Financial Officer
                                 (Principal Financial Officer)

                                 EXHIBIT INDEX




EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.1 Lease Agreement dated May 18, 2000 between Water Tower Campbell LLC and Netrix Corporation

27.1          Financial Data Schedule.