Form 10-Q/A
period 2000-06-30
NX NETWORKS INC
filed 2000-11-14
CIK 889237

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

                                NX NETWORKS, INC.
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

                                NX NETWORKS, INC.

                                   FORM 10-Q/A

                                  June 30, 2000

AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

This Quarterly Report on Form 10-Q/A is being filed by Nx Networks Inc. (the "Company") to amend and restate Items 1 and 2 of Part I and Item 6 of Part II of the Company's Form 10-Q as of June 30, 2000 and for the three and six months then ended filed with the Securities and Exchange Commission on August 14, 2000 to reflect the Company's reversal of sales transactions to certain value added resellers. See Note 1 to the Consolidated Financial Statements.


                                      INDEX

                                                                               Page No.
                                                                               --------

PART I -- FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1 -- FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations for the six
                         and the three months ended June 30, 2000 and 1999        3
                  Condensed Consolidated Balance Sheets as of June 30, 2000
                         and December 31, 1999                                    4
                  Condensed Consolidated Statements of Cash Flows for the six
                         months ended June 30, 2000 and 1999                      5
                  Notes to Unaudited Condensed Consolidated Financial Statements  6

         ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                        14

         ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET
                      RISK                                                       17

PART II -- OTHER INFORMATION

         ITEM 1 -- LEGAL PROCEEDINGS                                             18

         ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                     18

         ITEMS 3 THROUGH 5                                                       18

         ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                              18


SIGNATURES                                                                       19

PART I -- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                                NX NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                           Six Months Ended      Three Months Ended
                                                                                June 30                June 30
                                                                           ----------------      ------------------

                                                                            2000       1999        2000       1999
                                                                            ----       ----        ----       ----

Revenues:
   Product                                                              $ 13,477     $9,932     $ 6,424     $4,503
   Service and other                                                       3,896      3,395       2,006      1,508
                                                                       ---------  ---------  ----------  ---------
       Total revenues                                                     17,373     13,327       8,430      6,011

Cost of revenues:
    Product                                                                8,362      4,880       4,179      2,212
    Service and other                                                      2,497      2,508       1,193      1,057
                                                                       ---------  ---------  ----------  ---------
       Total cost of revenues                                             10,859      7,388       5,372      3,269

       Gross profit                                                        6,514      5,939       3,058      2,742

Operating expenses:
    Sales and marketing (exclusive of stock
     compensation of $147 and $124 in the six
     and three months ended June 30, 2000, respectively)                   7,772      3,032       3,799      1,407
    Research and development (exclusive of stock
     compensation of $2,280 and $1,681
     in the six and three months ended
     June 30, 2000, respectively)                                          7,641      3,358       4,966      1,713
    General and administrative (exclusive of
     stock compensation of $6,989 and $1,116
     in the six and three months ended
     June 30, 2000, respectively and $97 for the six
     months ended June 30, 1999)                                           4,571      2,088       2,222      1,152
    In-process research and development                                   30,800         --          --         --
    Amortization of acquired intangibles                                  13,274        132       8,131         66
    Stock compensation expense                                             9,416         97       2,921         --
    Restructuring charge                                                     427        900          --        900
                                                                      ----------     ------     -------    -------
Total operating expenses                                                  73,901      9,607      22,039      5,238

       Loss from operations                                              (67,387)    (3,668)    (18,981)    (2,496)

Interest expense                                                           (190)       (204)        (12)       (48)
Interest income                                                              310         27         239         13
Other income (expense), net                                                  219          4         142          2
                                                                      ----------     -------     -------    -------
       Net loss                                                          (67,048)    (3,841)    (18,612)    (2,529)

Dividend on preferred stock                                                    --       (40)          --       (40)
                                                                       ---------     -------    --------    -------

Net loss attributable to common stockholders                           $(67,048)   $(3,881)   $(18,612)   $(2,569)
                                                                       =========   ========   =========   ========

Basic and diluted loss per common share                                 $ (2.03)    $(0.34)    $ (0.53)    $(0.22)
                                                                       =========   ========   =========   ========

    Weighted average common shares outstanding                            33,037    11,493      34,846     11,496
                                                                       =========   ========   =========   ========




       See notes to unaudited condensed consolidated financial statements.

                                NX NETWORKS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                        As of                  As of
                                                                       June 30              December 31
                                                                         2000                   1999
                                                                 ---------------------   -------------------
                                                                     (unaudited)
Assets
------
      Current assets:

            Cash and cash equivalents                                     $    15,315            $    5,930
            Accounts receivable, net                                            6,963                 9,697
            Inventories                                                         4,051                 4,304
            Other current assets                                                  948                   531
                                                                         ------------           -----------
                          Total current assets                                 27,277                20,462

      Property and equipment, net                                               4,961                 4,560
      Goodwill and intangibles, net                                           114,843                70,153
      Deposits and other assets                                                   276                    78
                                                                         ------------            ----------
TOTAL ASSETS                                                             $    147,357            $   95,253
                                                                         ============            ==========

Liabilities and Stockholders' Equity
------------------------------------
      Current liabilities:

            Line of credit                                                 $       --            $    1,059
            Accounts payable                                                    7,804                 6,703
            Accrued liabilities                                                 5,992                 4,680
            Obligations under capital leases--current portion                     917                    --
                                                                           ------------          -----------
                          Total current liabilities                            14,713                12,442
                                                                           ------------          -----------


      Other liabilities:
            Obligations under capital leases--long-term                           258                    --
            Other                                                                 150                   352
                                                                           ----------            -----------
TOTAL LIABILITIES                                                              15,121                12,794
                                                                           ----------            -----------
      Commitments and Contingencies

Stockholders' equity:
      Common stock, $.05 par value; 55,000,000 and
           36,800,000 shares authorized;
           35,339,000 and 29,260,000 shares
           issued and outstanding,
           respectively.                                                        1,767                 1,463
      Additional paid-in capital                                              283,443               151,694
      Deferred compensation                                                  (14,499)                    --
      Accumulated deficit                                                   (139,491)              (72,443)
      Warrants                                                                  2,357                 2,041
      Shareholder note receivable                                             (1,000)                    --
      Accumulated other comprehensive loss                                      (341)                 (296)
                                                                         ------------            ----------
            Total stockholders' equity                                        132,236                82,459
                                                                         ------------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    147,357            $   95,253
                                                                         ============            ==========

       See notes to unaudited condensed consolidated financial statements.

                                NX NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                       Six Months Ended June 30
                                                                  -------------------------------------
                                                                           2000                1999
                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (67,048)        $    (3,841)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                                            14,395                 918
In-process research and development charge                               30,800                  --
Stock compensation expense                                                9,416                  97
Changes in assets and liabilities, net of
 effect of acquisition:
Accounts receivable                                                       2,734               1,571
Inventories                                                                 252                 553
Other current assets                                                       (441)                196
Deposits and other assets                                                  (198)                (54)
Accounts payable                                                          1,039                (455)
Accrued liabilities                                                         304                 303
Other liabilities                                                          (201)                 --
                                                                        --------           ---------
Net cash used in operating activities                                    (8,948)               (712)
                                                                        --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Aetherworks, net
  of cash acquired                                                       (9,558)                  --
Purchases of property and equipment                                        (156)                (121)
Note receivable from shareholder                                         (1,000)                  --
                                                                        --------             --------
Net cash used in investing activities                                   (10,714)                (121)
                                                                        --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on line of credit, net                                           (1,058)              (1,739)
Proceeds from private placement, net of placement cost                       --                4,012
Proceeds from stock sale, net of offering costs                          25,086                   --
Proceeds from exercise of stock options                                   5,158                    4
Payment of capital lease obligations                                       (159)                  --
Proceeds from employee stock purchase plan                                   65                   48
                                                                         -------              ------
Net cash provided by financing activities                                29,092                2,325
                                                                         -------              ------

Effect of foreign currency exchange rate
 changes on cash and cash equivalents                                       (45)               (101)
                                                                         ------               -----

Net increase in cash and cash equivalents                                 9,385               1,391
Cash and cash equivalents, beginning of period                            5,930               2,488
                                                                    -----------         -----------
Cash and cash equivalents, end of period                            $    15,315         $     3,879
                                                                    ===========         ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                       $        12         $       204
                                                                    ===========         ===========


       See notes to unaudited condensed consolidated financial statements.

                                   NX NETWORKS

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY:

BUSINESS DESCRIPTION

Nx Networks, Inc. (the "Company"), is a worldwide provider of internet telephony and data networking solutions. The Company combines patented, switched, compressed voice and data technology with advanced packet data networking capabilities to provide networking solutions that improve network performance and deliver an array of tangible network services. The Company is headquartered in Herndon, Virginia and conducts operations out of its locations in the United States, United Kingdom, Hong Kong, France and Italy. The Company's customers include service providers, multinational corporations and government agencies.

RESTATEMENT

Management has determined to restate its previously issued unaudited condensed consolidated financial statements as of June 30, 2000 and for the three and six months then ended with respect to its accounting treatment for certain sales to value added resellers.

The effect of the restatement on the Company's previously reported unaudited condensed consolidated financial statements as of June 30, 2000 and for the three and six months then ended is as follows (in thousands expect per share amounts):

STATEMENT OF OPERATIONS                               Six Months Ended              Three Months Ended
                                                       June 30, 2000                  June 30, 2000
                                               ---------------------------   ----------------------------
                                                  As Reported    Restated        As Reported    Restated
                                                  -----------    --------        -----------    --------

Product revenues                                     $ 15,404    $ 13,477            $ 8,351      $6,424
Total revenues                                         19,300      17,373             10,357       8,430

Cost of product revenues                                8,819       8,362              4,635       4,179
Total cost of revenues                                 11,316      10,859              5,828       5,372

Gross profit                                            7,984       6,514              4,529       3,058

Loss from operations                                 (65,917)    (67,387)           (17,510)    (18,981)

Net loss                                             (65,578)    (67,048)           (17,141)    (18,612)

Net loss attributable to common stockholders         (65,578)    (67,048)           (17,141)    (18,612)

Basic and diluted loss per common share              $ (1.98)    $ (2.03)           $ (0.49)    $ (0.53)



BALANCE SHEET                                                                    As of June 30, 2000
                                                                               As Reported    Restated
                                                                               -----------    --------
ASSETS

  Accounts receivable, net                                                   $   8,890      $   6,963
  Inventories                                                                    3,594          4,051
  Total current assets                                                          28,747         27,277
  Total Assets                                                                 148,827        147,357

STOCKHOLDERS' EQUITY

  Accumulated deficit                                                         (138,021)      (139,491)
  Total stockholders' equity                                                 $ 148,827    $   147,357


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

At closing, the Company also issued to AetherWorks' employees options to acquire a total of 1.0 million shares of its common stock. The options have an exercise price of $6.81 per share and vest over a two to three year period. The Company recorded deferred compensation expense of $16.1 million for the difference between the exercise price and the fair market of the stock on the date of grant. This expense will be amortized over the options vesting period of which approximately $1.7 million and $2.3 million was expensed in the three and six months ended June 30, 2000.

The purchase price of Aetherworks, including transaction costs of $0.3 million was $89.0 million. A summary of assets and liabilities acquired, at estimated fair market value at June 30, 2000 was as follows (in thousands):

        Current assets                            $  99
        Property and equipment                    1,403
        Assembled workforce                         300
        In-process R&D                           30,800
        Goodwill                                 57,590
        Current liabilities                      (1,157)
                                              ---------
                                               $ 89,035
                                              =========

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

                                                     Six Months Ended             Three Months Ended
                                                         June 30                       June 30
                                                       (unaudited)                   (unaudited)

                                                     2000          1999           2000         1999
                                                     ----        --------         ----         ----

                Revenues                          $ 17,373      $ 20,905        $  8,430    $  10,028
                Net Loss                           (41,963)      (28,750)        (18,612)     (14,642)
                Net Loss per share                $  (1.27)     $  (0.95)       $  (0.53)   $   (0.49)


RISKS AND OTHER IMPORTANT FACTORS

The Company has reported a net loss in each of the last five years and for the three and six months ended June 30, 2000. The Company reported net losses of $18.6 million for the three months ended June 30, 2000 compared to $2.6 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 the Company reported a net loss of $67.0 million inclusive of IPR&D charges of $30.8 million compared to a net loss of $3.9 million for the six months ended June 30, 1999. The success and the future of the Company are dependent on its ability to generate operating income. The Company's ability to generate operating income is in large part dependent on its success at increasing sales of its new products and/or controlling costs. The Company's plan to increase revenues through sales of its new products is continuing to evolve; however, due to market conditions, competitive pressures, and other factors beyond its control there can be no assurances that the Company will be able to adequately increase new product sales in the future.

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

To meet operating needs for the balance of 2000 and for fiscal 2001, the Company will have to generate additional equity or cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although the Company believes it has the ability to generate additional equity and cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional equity and adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole or in part.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been advised by its independent public accountants that if the Company has not raised sufficient capital to meet its projected obligations for 2001 prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified to reflect this contingency.

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

5.        INVENTORIES:

         Inventories consisted of the following:

                              As of June 30          As of December 31
                              -------------          -----------------
                                          (in thousands)

                                    2000                     1999
                                    ----                     ----
        Raw materials          $     467               $      546
        Work-in-process              180                      353
        Finished goods             3,404                    3,405
                               ---------                ---------
        Total inventories      $   4,051              $     4,304
                               =========              ===========

6.       COMPREHENSIVE LOSS:

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income
(loss). For the three and six months ended June 30, 2000 and 1999, the elements within other comprehensive income, net of tax, consist solely of foreign currency translation adjustments. Comprehensive loss for the three months ended June 30, 2000 and 1999, is $18.6 million and $2.6 million respectively. Comprehensive loss for the six months ended June 30, 2000 and 1999, is $67.1 million and $3.9 million respectively.

7.       SEGMENT INFORMATION:

The Company's two reportable segments are products and services. The Company evaluates the performance of its segments based on gross profit. The Company provides enterprise-wide disclosures about revenues by segment, long-lived assets by geographic area and revenues from major customers.

         Revenues consisted of the following (in thousands):

                                                  Six months ended                   Three months ended
                                                       June 30                             June 30

                                               2000               1999             1999             2000
                                               ----               ----             ----             ----

Product Group
-------------
2200                                         $  4,442        $   4,820        $   2,929        $   2,030
2500                                            5,475            3,413            2,248            1,781
3000                                              105               --              105               --
S1000                                              --              641               --              257
S10                                               213              829                8              387
Telecom                                            53              229                5               48
Internet Access                                 2,869               --            1,078               --
LAN                                               320               --               51               --
                                             --------       ----------        ---------        ---------
Total product revenues                         13,477            9,932            6,424            4,503
Service revenues                                3,896            3,395            2,006            1,508
                                             --------       ----------        ---------        ---------
Total revenues                               $ 17,373       $   13,327        $   8,430        $   6,011
                                             ========       ==========        =========        =========

GEOGRAPHIC INFORMATION

The Company sells its products and services through its foreign affiliates in the United Kingdom, Hong Kong, France and Italy. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and service revenues is based upon the location of the customer.

The Company's product and service revenues for the six and three months ended June 30, 2000 and 1999 were generated in the following geographic regions (in thousands):

                                                 Six months ended                   Three months ended
                                                     June 30                             June 30

                                                2000               1999              2000              1999
                                           ---------          ---------         ---------         ---------
       United States                        $  9,023          $   6,891         $   4,257         $   3,308
       Europe, Middle East and Africa          5,238              4,544             2,219             2,005
       Pacific Rim, Latin America
        and South America                      3,112              1,892             1,954               698
                                           ---------          ---------          --------         ---------
       Total                               $  17,373          $  13,327          $  8,430         $   6,011
                                           =========          =========          ========         =========


Included in domestic product and service revenues are sales through systems integrators and distributors to the Federal Government of $524,000 and $188,000 for the six months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999 these sales were $16,000 and $11,000, respectively.

The Company's long-lived assets were located as follows (in thousands):

                                     As of                   As of
                                 June 30, 2000          December 31, 1999
                               -------------------     ------------------
    United States                     $   119,661             $   74,497
    United Kingdom                            132                    201
    Italy                                      11                     12
    Germany                                    --                      3
                                      -----------             ----------
    Total long-lived assets           $   119,804             $   74,713
                                      ===========             ==========

SIGNIFICANT CUSTOMERS

One customer accounted for greater than 10% of total revenues for the six months ended June 30, 2000 and 1999. For the three months ended June 30, 2000, three customers accounted for greater than 10% of total revenue and none for the three months ended June 30, 1999.

                     Six months ended                     Three months ended
                         June 30,                              June 30,
                     ----------------                     ------------------
                      (in thousands)                        (in thousands)

                         2000        1999                     2000               1999
                   ----------  ----------              -----------      -------------

 Distributor 1
      Product       $   2,383        $    1,897          $   1,427                  *
      Service              24                 *                 84                  *
Distributor 2
      Product           1,184                 *              1,082                  *
      Service             292                 *                  *                  *

-------------
* Revenue accounted for less than 10% of total revenues for the period.

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

In conjunction with the acquisition of AetherWorks, the Company issued 1.0 million options to acquire common stock at $6.81, to former AetherWorks employees. The Company recorded compensation charges of $16.1 million related to the difference between the option exercise price and the market value of the underlying common stock. The expense will be recognized over the respective vesting periods of the options. During the three and six months ended June 30, 2000, the Company recognized compensation expense of $1.7 million and $2.3 million, respectively.

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

                                NX NETWORKS, INC.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

This Quarterly Report on Form 10-Q/A contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

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

Certain financial information as of June 30, 2000 and for the three and six months then ended has been restated. See Note 1 of the condensed consolidated financial statements.

NET LOSS. On March 16, 2000 the Company completed the acquisition of Aetherworks. The results of operations for the three and six months ended June 30, 2000 include the results of Aetherworks from the date of acquisition. For the three months ended June 30, 2000, the Company had a net loss of $18.6 million, compared to a net loss of $2.6 million for the three months ended June 30, 1999. The increase in net loss resulted from increases in sales and marketing expense of $2.4 million, research and development (R&D) expense of $3.3 million, general and administrative (G&A) expense of $0.9 million, amortization of acquired intangibles of $8.1 million and stock compensation expense of $2.9 million. For the six months ended June 30, 2000, the Company had a net loss of $67.0 million, compared to a net loss of $3.9 million for the six months ended June 30, 1999. The increase in net loss resulted from non-cash charges for in-process R&D expense of $30.8 million, stock compensation expense of $9.3 million, G&A expenses of $2.5 million, R&D expenses of $4.3 million, sales and marketing expense of $4.7 million and amortization of acquired intangibles of $13.2 million. The three and six month changes in net loss resulted primarily from additional expense associated with the acquisition of Aetherworks and OpenROUTE. The Company has instituted an on-going acquisition integration program of expense reduction to eliminate duplicated functions at the acquired companies.

REVENUES. For the three months ended June 30, 2000, revenues increased $2.4 million or 40% to $8.4 million, from $6.0 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues increased $4.0 million, or 30% to $17.3 million, from $13.3 million for the six months ended June 30, 1999. For the three months ended June 30, 2000 product revenues increased $1.9 million or 43% to $6.4 million from $4.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 product revenues increased $3.5 million or 35% to $13.5 million from $9.9 million for the six months ended June 30, 1999. The increase in product revenues is primarily a result of increase sales of the 2210 series product line and sales from the combined companies resulting from the merger with OpenROUTE. For the three months ended June 30, 2000 service revenues increased $0.5 million or 33% to $2.0 million from $1.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 service revenues increased $0.5 million or 15% to $3.9 million from $3.4 million for the six months ended June 30, 1999. These results reflect improvement in the sales of the 2200/2500 product lines and the addition of sales from the OpenROUTE acquisition.

GROSS PROFIT. For the three months ended June 30, 2000, gross profit increased by $0.3 million, or 12%, to $3.1 million, from $2.7 million for the three months ended June 30, 1999. As a percentage of revenues, gross profit decreased to 36% for the three months ended June 30, 2000, from 46% for the three months ended June 30, 1999. For the six months ended June 30, 2000 gross profit increased $0.6 million or 10% to $6.5 million from $5.9 million for the six months ended June 30, 1999. As a percentage of revenues, gross profit decreased to 37% for the six months ended June 30, 2000, from 45% for the six months ended June 30, 1999.

For the three June 30, 2000 gross profit from product revenues decreased $46,000 or 2% to $2.2 million from $2.3 million from the three months ended June 30, 1999. For the six months ended June 30, 2000, gross profit from product revenues increased $63,000 or 1% to $5.1 million from $5.0 million for the six months ended June 30, 1999.

For the three months ended June 30, 2000 gross profit from service revenues increased $0.4 million or 80% to $0.8 million from $0.4 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 gross profit from service revenue increased $0.5 million or 58% to $1.4 million from $0.9 million for the six months ended June 30, 1999.

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

RESTRUCTURING CHARGE. In March 2000, the Company announced and implemented a consolidation program to reduce and economize its work force as part of its acquisition integration program. The restructuring will result in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force occurred over approximately a three-month period and severance payments were generally made in a lump sum in June 2000. The restructuring charges of $0.4 million resulted from $0.3 million of accrued severance and benefit costs associated with a reduction-in-force of 13 former OpenROUTE employees, and $0.1 million of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. As of June 30, 2000 payments of $0.2 million have been made related to the restructuring charge.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had $15.3 million of cash and cash equivalents and net working capital of $12.6 million, compared to $3.9 million of cash and cash equivalents and net working capital of $8.6 million at June 30, 1999 and net working capital of $8.0 million at December 31, 1999. For the six months ended June 30, 2000, the total cash used by operations was $8.9 million compared to $5.4 million for the six months ended June 30, 1999. Non-cash items consisting of depreciation and amortization of $14.4 million, stock compensation expense of $9.4 million and IPR&D cost of $30.8 million contributed to the losses of $67.0 million. The cash used by operations was primarily due to continued losses from operations.

In March 2000, the Company completed an offering of 1.0 million shares of common stock. The offering generated proceeds of $25.1 million net of issuing costs of $ 0.9 million. $8.0 million of the proceeds were used to satisfy an AetherWorks obligation, which was a condition to closing the acquisition. The Company closed the AetherWorks acquisition on March 16, 2000. The remaining proceeds will be used for general corporate and working capital purposes. Management believes that these proceeds and future sales and the collection of the related accounts receivables are sufficient to meet the Company's cash obligations throughout 2000, however additional financing will be need to meet the Company's needs in 2001.

Capital expenditures during the six months ended June 30, 2000 and 1999 were $0.1 million. These acquisitions were primarily equipment used for research and development purposes and computer and test equipment.

To meet operating needs for the balance of 2000 and for fiscal 2001, the Company will have to generate additional equity or cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although the Company believes it has the ability to generate additional equity and cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional equity and adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole or in part. The Company has implemented cost control measures and is continually evaluating expense levels to mitigate its liquidity risk.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been advised by its independent public accountants that if the Company has not raised sufficient capital to meet its projected obligations for 2001 prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified to reflect this contingency.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not a party to any market risk sensitive instrument that is material to the Company, its financial position or results of operations, either for trading purposes or otherwise.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Cabletron Systems, Inc. filed a civil complaint against the Company, AetherWorks Corporation and OpenRoute Networks, Inc. on June 5, 2000 in the United States District Court for the District of Massachusetts. Docket # 00-CV-11105 RWZ is assigned to this matter. In its complaint, Cabletron alleges that the defendants have infringed Cabletron patents and Cabletron seeks unspecified monetary damages against the Defendants. The Company and the other defendants answered the complaint by denying the allegations contained therein. The Company believes the claims by Cabletron to be without merit, and it intends to vigorously defend them.

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

ITEMS 3 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1     Lease Agreement dated May 18, 2000 between
          Water Tower Campbell LLC and Netrix Corporation
27.1     Restated Financial Data Schedule

(b) Reports on Form 8-K

On May 30, 2000, the Company filed an amendment to its Current Report on Form 8K dated March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NETRIX CORPORATION

Date:   November 14, 2000

                                            By: /s/ Jerome R. Schifferli
                                                    Jerome R. Schifferli
                                                    Chief Executive Officer
                                                     and General Counsel

                                            By: /s/ Peter J. Kendrick
                                                    Peter J. Kendrick
                                                    Vice President Finance and
                                                     Administration and
                                                     Chief Financial Officer
                                                     (Principal Financial
                                                     Officer)

                                 EXHIBIT INDEX




EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.1 Lease Agreement dated May 18, 2000 between Water Tower Campbell LLC and Netrix Corporation

27.1          Financial Data Schedule.