Form 10-Q
period 2000-09-30
NX NETWORKS INC
filed 2000-11-14
CIK 889237

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2000

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

                  Yes      X                         No
                     ------------                      --------------

         At November 9, 2000 there were 35,776,016 shares of the registrant's Common Stock, $.05 par value per share, outstanding.


                                NX NETWORKS, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------

PART I -- FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1 -- FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations for the nine
                         and the three months ended September 30, 2000 and 1999               3
                  Condensed Consolidated Balance Sheets as of September 30, 2000
                         and December 31, 1999                                                4
                  Condensed Consolidated Statements of Cash Flows for the nine
                        months ended September 30, 2000 and 1999                              5
                  Notes to Unaudited Condensed Consolidated Financial Statements              6

         ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                    14

         ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET
                      RISK                                                                   17

PART II -- OTHER INFORMATION

         ITEM 1 -- LEGAL PROCEEDINGS                                                         17

         ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                                 18

         ITEMS 3 THROUGH 5                                                                   18

         ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                          18


SIGNATURE                                                                                    20





PART I -- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                                NX NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                            Nine Months ended     Three Months Ended
                                                                                              September 30           September 30
                                                                                              ------------           ------------

                                                                                             2000       1999        2000       1999
                                                                                             ----       ----        ----       ----

Revenues:
   Product                                                                                 $18,539    $16,079     $ 5,062     $6,148
   Service and other                                                                         5,533      5,309       1,637      1,913
                                                                                           -------    -------     -------     ------
       Total revenues                                                                       24,072     21,388       6,699      8,061

Cost of revenues:
    Product                                                                                 12,475      7,512       4,113      2,632
    Service and other                                                                        3,700      3,638       1,203      1,130
                                                                                            --------   -------     -------     -----
       Total cost of revenues                                                               16,175     11,150       5,316      3,762

       Gross profit                                                                          7,897     10,238       1,383      4,299

Operating expenses:
    Sales and marketing (exclusive of stock compensation of $147 in the nine
    months ended September 30, 2000)                                                        12,002      4,621       4,299      1,589
    Research and development (exclusive of stock compensation of $5,370 and $3,091
    in the nine and three months ended September 30, 2000, respectively)                    12,862      5,337       5,221      1,979
    General and administrative (exclusive of stock compensation of $7,248 and $258 in the nine and three months ended September 30, 2000, respectively and $97 for the
    nine months ended September 30, 1999)                                                    6,512      3,485       1,942      1,299
    In-process research and development                                                     30,800         --          --         --
    Amortization of acquired intangibles                                                    21,483        198       8,208         66
    Stock compensation expense                                                              12,765        763       3,349        763
    Restructuring charge                                                                       427        900          --         --
                                                                                            -------    ------      ------      -----
Total operating expenses                                                                    96,851     15,304      22,949      5,696

       Loss from operations                                                                (88,954)    (5,066)    (21,566)   (1,397)

Interest expense                                                                              (226)      (293)        (35)      (88)
Interest income                                                                                485         32         175        10
Other income, net                                                                              236         43          16        33
                                                                                            -------     ------     -------    ------
       Net loss                                                                            (88,459)    (5,284)    (21,410)   (1,442)

Dividend on preferred stock                                                                     --       (574)         --      (534)
                                                                                           --------     ------     -------   -------
Net loss attributable to common stockholders                                              $(88,459)   $(5,858)   $(21,410)  $(1,976)
                                                                                          =========   ========   =========  ========
Basic and diluted loss per common share                                                   $  (2.62)   $ (0.51)   $   (.60)  $ (0.17)
                                                                                          =========   ========   =========  ========
    Weighted average common shares outstanding                                              33,795     11,513      35,441    11,566
                                                                                          =========   ========   =========  ========


       See notes to unaudited condensed consolidated financial statements.



                                NX NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                        As of                  As of
                                                                     September 30           December 31
                                                                         2000                   1999
                                                                 ---------------------   -------------------
                                                                     (unaudited)

ASSETS
  Current assets:
      Cash and cash equivalents                                      $    7,463            $    5,930
      Accounts receivable, net                                            6,814                 9,697
      Inventories                                                         5,803                 4,304
      Other current assets                                                  527                   531
                                                                     ----------            ----------
                    Total current assets                                 20,607                20,462

   Property and equipment, net                                            4,512                 4,560
   Goodwill and intangibles, net                                        106,767                70,153
   Deposits and other assets                                                636                    78
                                                                     -----------           ----------
TOTAL ASSETS                                                         $  132,522            $   95,253
                                                                     ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Line of credit                                                 $       --            $    1,059
      Accounts payable                                                    9,900                 6,703
      Accrued liabilities                                                 6,805                 4,680
      Obligations under capital leases--current portion                     512                    --
                                                                     ----------            ----------
                     Total current liabilities                           17,217                12,442
                                                                     ----------            ----------
      Other liabilities:
            Obligations under capital leases--long-term                     180                    --
            Other                                                           150                   352
                                                                     ----------            ----------
TOTAL LIABILITIES                                                        17,547                12,794
                                                                     ----------            ----------

      Commitments and Contingencies

Stockholders' equity:
      Common stock, $.05 par value; 55,000,000 and
         36,800,000 shares authorized; 35,575,000 and
         29,260,000 shares issued and outstanding,
           respectively.                                                  1,779                 1,463
      Additional paid-in capital                                        283,102               151,694
      Deferred compensation                                             (10,270)                   --
      Accumulated deficit                                              (160,902)              (72,443)
      Warrants                                                            2,357                 2,041
      Shareholder note receivable                                        (1,000)                   --
      Accumulated other comprehensive loss                                  (91)                 (296)
                                                                      ----------             ---------
            Total stockholders' equity                                  114,975                82,459
                                                                      ----------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 132,522              $ 95,253
                                                                      ==========             =========

       See notes to unaudited condensed consolidated financial statements.




                                NXNETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)
                                                                                Nine Months Ended September 30
                                                                             --------------------------------------
                                                                                     2000                 1999
                                                                                     ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $    (88,459)          $   (5,284)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                    23,333                1,453
      In-process research and development charge                                       30,800                   --
      Stock compensation expense                                                       12,765                  942
Changes in assets and liabilities, net of effect of acquisition:

      Accounts receivable                                                               2,883                  542
      Inventories                                                                      (1,499)                 504
      Other current assets                                                                (20)                 290
      Deposits and other assets                                                          (558)                  44
      Accounts payable                                                                  2,400                  896
      Accrued liabilities                                                               1,785                   72
      Other liabilities                                                                 (201)                   --
                                                                                  -----------          ------------
Net cash used in operating activities                                                (16,771)                (541)
                                                                                  -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Aetherworks, net of cash acquired                        (9,558)                   --
Purchases of property and equipment                                                     (557)                (474)
Payment on capital lease                                                                (575)                   --
Note receivable from shareholder                                                      (1,000)                   --
                                                                                  -----------          ------------
Net cash used in investing activities                                                (11,690)                (474)
                                                                                  -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on line of credit, net                                                        (1,058)                (993)
Proceeds from private placement, net of placement cost                                     --               4,012
Proceeds from stock sale, net of offering costs                                        25,086                  --
Proceeds from exercise of stock options                                                 5,697                  198
Proceeds from employee stock purchase plan                                                 65                   48
                                                                                  -----------          -----------
Net cash provided by financing activities                                              29,790                3,265
                                                                                  -----------          -----------
Effect of foreign currency exchange rate changes on cash and cash
equivalents                                                                               205                 (40)
                                                                                  -----------          -----------
Net increase in cash and cash equivalents                                               1,533                2,210

Cash and cash equivalents, beginning of period                                          5,930                2,488
                                                                                  -----------          -----------
Cash and cash equivalents, end of period                                          $     7,463          $     4,698
                                                                                  ===========          ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                     $      226           $       293
                                                                                  ===========          ===========


       See notes to unaudited condensed consolidated financial statements.








                                Nx NETWORKS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY:

BUSINESS DESCRIPTION

Nx Networks, Inc., ("Nx Networks" or the "Company" ) a Delaware corporation, is a worldwide provider of internet telephony and data networking solutions. The Company combines patented, switched, compressed voice and data technology with advanced packet data networking capabilities to provide networking solutions that improve network performance and deliver an array of tangible network services. The Company is headquartered in Herndon, Virginia and conducts operations out of its locations in the United States, United Kingdom, Hong Kong, France and Italy. The Company's customers include service providers, multinational corporations and government agencies.

GOING CONCERN AND OTHER IMPORTANT RISK FACTORS

The Company has reported a net loss in each of the last five years and for the three and nine months ended September 30, 2000. The Company reported net losses of $21.4 million for the three months ended September 30, 2000 compared to $2.0 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 the Company reported a net loss of $88.5 million inclusive of IPR&D charges of $30.8 million compared to a net loss of $5.3 million for the nine months ended September 30, 1999. The Company's ability to generate operating income is in large part dependent on its success at increasing sales of its new products and/or controlling costs. The Company's plan to increase revenues through sales of its new products is continuing to evolve; however, due to market conditions, competitive pressures, and other factors beyond its control there can be no assurances that the Company will be able to adequately increase new product sales in the future.

The success of the Company is also dependent on its ability to generate adequate cash for operations and capital needs. For the nine months ended September 30, 2000 the Company's operating activities used $16.8 million compared to $541,000 used for the nine months ended September 30, 1999. The cash used by operations was primarily due to continued losses from operations. At September 30, 2000, the Company had $7.5 million in cash and cash equivalents. The Company is relying on existing cash and cash equivalents, together with future sales and the collection of the related accounts receivable to meet its cash obligations, while actively seeking to raise additional capital. If the Company is not able to raise additional capital there is substantial doubt about the Company's ability to continue as a going concern.

To meet is operating requirements for the balance of 2000 and for fiscal 2001, the Company will have to generate additional equity or cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although the Company believes it has the ability to generate additional equity and cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional equity and adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole or in part.

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

Since the closing price of the Company's common stock on the Nasdaq Stock Market for the 15 trading day period ended October 31, 2000 did not equal or exceed $22.50 per share, the Company is obligated to issue additional shares of common stock such that the consideration per share of Aetherworks common stock will equal $22.50 per share based upon the 15 day average closing price of $2.93; provided the total number of shares of the Company's common stock issued in the merger will not exceed 19.9% of the total of the Company's outstanding shares at March 16, 2000. Accordingly, the Company will issue approximately 3.5 million additional shares to the former Aetherworks stockholders. The Company is evaluating whether an adjustment to the options held by the former employees of Aetherworks that were issued prior to the acquisition should be made independent of the share issuance described in the preceding sentence or whether such an adjustment is properly included in the approximately 3.5 million share number referred to in the preceding sentence. If the Company makes this adjustment separately, it would be made only to Aetherworks employees who obtained options for compensation purposes prior to the acquisition of Aetherworks by the Company and who continue to be employed by the Company. The adjustment could include the issuance of up to approximately 750,000 new options under the Company's 1999 Long Term Incentive Plan and a reduction in the exercise price of the options issued to these employees prior to the acquisition of Aetherworks by the Company.

At closing, the Company also issued to AetherWorks' employees options to acquire a total of 1.0 million shares of its common stock. The options have an exercise price of $6.81 per share and generally vest over a two to three year period. The Company recorded deferred compensation expense of $16.1 million for the difference between the exercise price and the fair market value of the stock on the date of grant. This expense will be amortized over the options vesting period of which approximately $2.9 million and $5.4 million was expensed in the three and nine months ended September 30, 2000, respectively.

The purchase price of Aetherworks, including transaction costs of $0.3 million was $89.0 million. A summary of assets and liabilities acquired, at estimated fair market value at September 30, 2000 was as follows (in thousands):

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


                                                            Nine Months Ended               Three Months Ended
                                                               September 30                     September 30
                                                            2000             1999            2000           1999
                                                            ----             ----            ----           ----
                                                            (unaudited)                      (unaudited)

                      Revenues                              $ 24,072        $  31,999        $  6,699      $  11,094
                      Net Loss                               (61,762)         (45,310)        (19,799)       (16,560)
                      Net Loss per share                    $  (1.70)        $  (1.50)       $  (0.52)     $   (0.55)



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

In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000 or any other period within calendar year 2000.

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

5.        INVENTORIES:

         Inventories consisted of the following:


                                          As of September 30   As of December 31
                                          ------------------   -----------------
                                                      (in thousands)

                                                        2000               1999
                                                        ----               ----

                  Raw materials                      $  1,459       $      546
                  Work-in-process                         236              353
                  Finished goods                        4,108            3,405
                                                     --------       ----------
                  Total inventories                  $  5,803       $    4,304

The Company's products are subject to technological change and changes in the Company's respective competitive markets. Management has provided reserves for excess and obsolete inventories. It is possible that new product launches could result in unforeseen changes in inventory requirements for which no reserve has been provided.

6.        REVENUE RECOGNITION POLICY:

The Company recognizes revenue both from sales of products and from service contracts. Revenue from product sales is recognized based on the type of sales transaction as follows:

SHIPMENTS TO CREDIT-WORTHY CUSTOMERS WITH NO PORTION OF THE COLLECTION DEPENDENT ON ANY FUTURE EVENT.
Revenues are recorded at the time of shipment.

SHIPMENTS TO A CUSTOMER WITHOUT ESTABLISHED CREDIT: These transactions are primarily shipments to customers who are in the process of obtaining financing and to whom the Company has granted extended payment terms. Revenues are deferred (not recognized) and no receivable is recorded until a significant portion of the sales price is received in cash.

SHIPMENTS WHERE A PORTION OF THE REVENUE IS DEPENDENT UPON SOME FUTURE EVENT:
These consist primarily of transactions involving value added resellers ("VAR") for which the sale is dependent upon the VAR's ability to resell the equipment to an end user. Under these agreements, revenues are deferred and no receivable is recorded until a significant portion of the sales price is received in cash. Also on certain transactions a portion of the payments are contingent upon installation or customer acceptance. The Company does not recognize revenue on these transactions until these contingencies have lapsed.

Revenue from service contracts is deferred and recognized ratably over the period covered by the contract.

7.         COMPREHENSIVE LOSS:

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income
(loss). For the three and nine months ended September 30, 2000 and 1999, the elements within other comprehensive income, net of tax, consist solely of foreign currency translation adjustments. Comprehensive loss for the three months ended September 30, 2000 and 1999, is $21.2 million and $1.4 million respectively. Comprehensive loss for the nine months ended September 30, 2000 and 1999, is $88.3 million and $5.3 million respectively.

8.       SEGMENT INFORMATION:

The Company's two reportable segments are products and services. The Company evaluates the performance of its segments based on gross profit. The Company provides enterprise-wide disclosures about revenues by segment, long-lived assets by geographic area and revenues from major customers.

         Revenues consisted of the following:



                                              Nine Months Ended                Three Months Ended
                                                September 30                      September 30
                                                ------------                      ------------
                                                                (IN THOUSANDS)

                                                 2000             1999            2000         1999
                                             --------        ---------       ---------     --------

PRODUCT GROUP
2200                                         $  6,219        $   8,780       $   1,777      $   3,954
2500                                            6,590            5,250           1,115          1,837
3000                                              788               --             683             --
S1000                                              --              664              --             23
S10                                               249            1,173              36            334
Telecom                                            52              212              --             --
Internet Access                                 4,297               --           1,428             --
LAN                                               344               --              23             --
                                             --------         --------        --------       ---------
Total product revenues                         18,539           16,079           5,062          6,148
Service revenues                                5,533            5,309           1,637          1,913
                                             --------       ----------        --------       --------
Total revenues                               $ 24,072       $   21,388        $  6,699       $  8,061
                                             ========       ==========        =========      =========




GEOGRAPHIC INFORMATION

The Company sells its products and services through its locations in the United States and its foreign affiliates in the United Kingdom, Hong Kong, France and Italy. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and service revenues is based upon the location of the customer.

The Company's product and service revenues for the three and nine months ended September 30, 2000 and 1999 were generated in the following geographic regions:

                                           NINE MONTHS ENDED                   THREE MONTHS ENDED
                                              SEPTEMBER 30                         SEPTEMBER 30
                                             --------------                       --------------

                                                            (in thousands)

                                                2000            1999             2000              1999
                                      --------------  --------------   ---------------    --------------

United States                         $       12,610      $   12,745    $        3,587    $        5,462

Europe, Middle East and Africa                 6,719           6,371             1,481             1,782
Pacific Rim, Latin America
and South America                              4,743           2,272             1,631               817
                                      --------------  --------------    --------------    --------------
Total                                 $       24,072  $       21,388    $        6,699    $        8,061
                                      ==============  ==============    ==============    ==============


Included in domestic product and service revenues are sales through systems integrators and distributors to the Federal Government of $750,000 and $214,000 for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999 these sales were $263,000 and $25,000, respectively.

The Company's long-lived assets were located as follows:

                                          AS OF               AS OF
                                      SEPTEMBER 30,       DECEMBER 31,

                                    ------------------- ------------------
                                               (in thousands)

                                                  2000               1999
                                                  ----               ----
United States                                 $111,148         $   74,497
United Kingdom                                     120                201
Italy                                               11                 12
Germany                                             --                  3
Total long-lived assets                    $   111,279         $   74,713
                                           ===========         ==========


Approximately $106.7 million and $69.9 million of the Company's long-lived assets as of September 30, 2000 and December 31, 1999, respectively, relate to goodwill and intangibles recorded in connection with the Company's acquisitions in 1999 and 2000.

SIGNIFICANT CUSTOMERS

One customer accounted for greater than 10% of total revenues for the three and nine months ended September 30, 2000. No customer accounted for greater than 10% of total revenue for the three and nine months ended September 30, 1999.

                      NINE MONTHS ENDED                     THREE MONTHS ENDED
                        SEPTEMBER 30,                         SEPTEMBER 30,
                        -------------                         -------------
                        (in thousands)                        (in thousands)

                           2000           1999            2000            1999
                   ------------  -------------     ------------  ---------------

Distributor 1
    Product              $2,475              *         $855                  *
    Service                  64              *           38                  *


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

In connection with the termination of certain employees during the three and nine months ended September 30, 2000 the Company vested stock options that would have otherwise been forfeited, resulting in stock compensation expense of $202,000 and $1.6 million, respectively.

In conjunction with the acquisition of AetherWorks, the Company issued 1.0 million options to acquire common stock at $6.81, to former AetherWorks employees. The Company recorded compensation charges of $16.1 million related to the difference between the option exercise price and the market value of the underlying common stock. The expense will be recognized over the respective vesting periods of the options. During the three and nine months ended September 30, 2000, the Company recognized compensation expense of $3.1 million and $5.4 million, respectively.

In April 2000, the Company granted options to purchase 200,000 shares of common stock to members of its Board of Directors. The options were issued below the market value on the date of the grant. In accordance with APB Opinion No. 25 and the related interpretations, the Company recorded stock compensation charges of approximately $864,000 to be recognized over the option vesting period. These options are vested quarterly over one year. At September 30, 2000 the remaining deferred compensation related to these grants was $432,000.

In May, 2000, the Company issued warrants to purchase 45,000 shares of common stock to non-employees for services provided resulting in stock compensation charges of $316,000 based upon a Black Scholes valuation.

In August 2000, the Company issued warrants to purchase 25,000 shares of common stock to non-employees for services to be provided over a six month period. The Company recorded stock compensation charges of $43,000 based upon a Black Scholes valuation for the vested portion of the options. The Company will revalue all vested options at each balance sheet date through the remainder of the vesting period based upon a Black Scholes valuation to calculate total compensation expense.

9.       RESTRUCTURING CHARGE:

In March 2000, the Company implemented and announced a consolidation program to reduce and economize its work force as part of its acquisition integration program. The restructuring resulted in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force occurred over approximately a three-month period and severance payments were generally made in lump sum in June 2000. The restructuring charges of $427,000 resulted from $327,000 of accrued severance and benefit costs associated with a reduction-in-force of 13 former OpenROUTE employees and approximately $100,000 of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. As of September 30, 2000, severance of $268,000 have been paid, and the remaining severance payments of $59,000 will occur over the next three months. As of September 30, 2000, facility costs of $25,000 have been paid and the remaining severance payments of $75,000 will occur over the next six months.

10.      FOREIGN CURRENCY EXCHANGE GAIN:

Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the accumulated other comprehensive loss account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. The Company had no foreign exchange gains or losses for the three and nine months ended September 30, 2000 and 1999.

11.      BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods; however, for the three and nine months ended September 30, 2000 and 1999, the effect of common stock equivalents has not been considered as they would have been antidilutive.

12.      SHAREHOLDER NOTE RECEIVABLE:

In April 2000, the Company lent $1.0 million to an officer of the Company and received a promissory note valued at $1.0 million in return. The note, which is due May 15, 2003, or sooner as described in the note agreement, accrues interest at 9 percent per annum on the outstanding principal. The note has been reflected as a decrease to shareholders' equity.

13.      LEGAL PROCEEDINGS:

Cabletron Systems, Inc. filed a civil complaint against the Company, AetherWorks Corporation and OpenRoute Networks, Inc. on June 5, 2000 in the United States District Court for the District of Massachusetts. In its complaint, Cabletron alleges that the defendants have infringed Cabletron patents and Cabletron seeks unspecified monetary damages against the Defendants. The Company and the other defendants answered the complaint by denying the allegations contained therein. Discovery has commenced in this action, and is on-going. The Company believes the claims by Cabletron to be without merit, and it intends to vigorously defend them.

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

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS. On November 3, 2000, the Company announced the resignation of its chief executive officer, Steven Francesco. Mr. Francesco had been chief executive officer of the company since April 1999, and was responsible for the merger with OpenRoute and the acquisition of Aetherworks. Mr. Francesco will continue to serve as Chairman of the Board for the next thirty days.

NET LOSS. On March 16, 2000 the Company completed the acquisition of Aetherworks. The results of operations for the three and nine months ended September 30, 2000 include the results of Aetherworks from the date of acquisition. For the three months ended September 30, 2000, the Company had a net loss of $21.4 million, compared to a net loss of $2.0 million for the three months ended September 30, 1999. The increase in net loss resulted from increases in sales and marketing expense of $2.7 million, research and development (R&D) expense of $3.2 million, general and administrative (G&A) expense of $0.6 million, amortization of acquired intangibles of $8.1 million and stock compensation expense of $2.6 million.

For the nine months ended September 30, 2000, the Company had a net loss of $88.5 million, compared to a net loss of $5.3 million for the nine months ended September 30, 1999. The increase in net loss resulted from non-cash charges for in-process R&D expense of $30.8 million, stock compensation expense of $12.8 million, increase in G&A expenses of $3.0 million, R&D expenses of $7.5 million, sales and marketing expense of $7.4 million and amortization of acquired intangibles of $21.3 million.

The three and nine month changes in net loss resulted primarily from additional expense associated with the acquisition of Aetherworks and OpenROUTE. The Company has instituted an on-going acquisition integration program of expense reduction to eliminate duplicated functions at the acquired companies.

REVENUES. For the three months ended September 30, 2000, revenues decreased $1.4 million or 17% to $6.7 million, from $8.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues increased $2.7 million, or 13% to $24.1 million, from $21.4 million for the nine months ended September 30, 1999. For the three months ended September 30, 2000 product revenues decreased $1.1 million or 18% to $5.1 million from $6.2 million for the three months ended September 30, 1999. The decrease in product revenue is a result of decrease in sales of the 2200/2500 product lines. For the nine months ended September 30, 2000 product revenues increased $2.5 million or 15% to $18.5 million from $16.0 million for the nine months ended September 30, 1999. The increase in product revenues is primarily a result of increase sales resulting from the merger with OpenROUTE offset in part by a decrease in sales of the 2200 and 2500 series product lines. For the three months ended September 30, 2000 service revenues decreased $0.3 million or 14% to $1.6 million from $1.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 service revenues increased less than 1% when compared to the nine months ended September 30, 1999.

GROSS PROFIT. For the three months ended September 30, 2000, gross profit decreased by $2.9 million, or 68%, to $1.4 million, from $4.3 million for the three months ended September 30, 1999. As a percentage of revenues, gross profit decreased to 21% for the three months ended September 30, 2000, from 53% for the three months ended September 30, 1999. For the nine months ended September 30,

2000 gross profit decreased $2.3 million or 23% to $7.9 million from $10.2 million for the nine months ended September 30, 1999. As a percentage of revenues, gross profit decreased to 33% for the nine months ended September 30, 2000, from 48% for the nine months ended September 30, 1999.

For the three months ended September 30, 2000 gross profit from product revenues decreased $2.6 million or 73% to $0.8 million from $3.5 million from the three months ended September 30, 1999. For the nine months ended September 30, 2000, gross profit from product revenues decreased $2.5 million or 29% to $6.1 million from $8.6 million for the nine months ended September 30, 1999.

For the three months ended September 30, 2000 gross profit from service revenues decreased $0.3 million or 45% to $0.4 million from $0.8 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 gross profit from service revenue decreased to $0.2 million or 2% from $1.8 million from $1.6 million for the nine months ended September 30, 1999.

The three and nine month gross profit percentage changes are primarily a result of a lower-margin product mix, a greater proportion of sales made through distributors, which generally have higher discounts than direct retail sales, and competitive pricing pressures. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range. Additionally, cost of sales in the quarter reflects higher provisions for excess and obsolete inventories due to lower projected sales of existing products.

SALES AND MARKETING. For the three months ended September 30, 2000 sales and marketing expenses increased by $2.7 million, or 171%, to $4.3 million from $1.6 million for the three months ended September 30, 1999. The increase includes wages and salaries of $0.8 million, sales commission expense of $0.3 million, travel expense of $0.1 million, marketing expense of $1.1 million and bad debt expense of $0.3 million. Sales and marketing expenses increased $7.4 million, or 160%, to $12.0 million for the nine months ended September 30, 2000 from $4.6 million for the nine months ended September 30, 1999. The increase includes wages and salaries of $2.1 million, sales commission expense of $1.3 million, marketing expense of $2.0 million, travel expense of $0.7 million, bad debt expense of $1.0 million and consulting fees of $0.2. The increases resulted from hiring of additional sales personnel, advertising expenses, aggressive participation in trade shows and the production of marketing materials associated with the new Nx Networks logo, name and products.

RESEARCH AND DEVELOPMENT. For the three months ended September 30, 2000, research and development expenses increased $3.2 million or 164% to $5.2 million from $2.0 million for the three months ended September 30, 1999. The increase represents wages and salaries of $0.9 million due to the merger with OpenROUTE and the acquisition of Aetherworks, new product materials of $1.4 million, consulting fees and other engineering expense of $0.2 million, depreciation expense of $0.2 million, rent expense of $0.2 million, and other expenses such as telephone, equipment lease and recruiting fees. For the nine months ended September 30, 2000, research and development expenses increased $7.5 million or 141% to $12.9 million from $5.3 million for the nine months ended September 30, 1999. The increase represents wages and salaries of $2.4 million due to the merger with OpenROUTE and the acquisition of Aetherworks, new product materials of $2.5 million, consulting fees and other engineering expense of $0.6 million, depreciation expense of $0.9 million, travel expense of $0.3 million, rent expense of $0.4 million, and other expenses such as telephone, equipment lease and recruiting fees. All of the Company's research and development costs are expensed to operations as incurred during the periods reported.

GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 2000 general and administrative ("G&A") expenses increased $0.6 million or 49% to $1.9 million from $1.3 million for the three months ended September 30, 1999. The increase primarily represents legal and accounting fees of $0.5 million. For the nine months ended September 30, 2000 G&A expenses increased $3.0 million or 87% to $6.5 million from $3.5 million for the nine months ended September 30, 1999. The increase represents wages and salaries of $0.7 million, legal and accounting fees of $1.2 million, rent expense of $0.3 million, depreciation expense of $0.2 million and other general operating expenses of $0.6 million. The majority of the increases are directly associated with duplicate functions of the newly merged companies. The Company has of reorganized its G&A functions to eliminate duplicate expenses.

AMORTIZATION OF ACQUIRED INTANGIBLES. For the three months ended September 30, 2000 amortization expense increased $8.1 million to $8.2 million from $0.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 amortization expense increase $21.3 million to $21.5 million from $0.2 million for the nine months ended September 30, 1999. The increase in amortization expense is associated with the goodwill generated from the OpenROUTE acquisition in December 1999 and the Aetherworks acquisition in March 2000.

STOCK COMPENSATION. For the three and nine months ended September 30, 2000 the Company incurred stock compensation expense of $3.3 million and $12.8 million, respectively. The Company incurred stock compensation expense as a result of stock issued to and accelerated vesting of stock options to former executives of OpenROUTE, acceleration of stock options of employees terminated as part of the restructuring, stock options granted below market value to members of the Board of Directors, warrants issued as compensation for legal services, and stock options issued below market to certain employees in connection with the acquisition of Aetherworks.

IN-PROCESS RESEARCH AND DEVELOPMENT. For the nine months ended September 30, 2000 the Company incurred a one-time charge of $30.8 million associated with the acquisition of Aetherworks. The Company valued in process research and development (IRP&D) acquired in the acquisition at $30.8 million based upon an independent appraisal of the development project for which technological feasibility had not been established and no alternative future uses exist. This product is being developed specifically for and is intended to have substantial incremental functionality, greatly improved speed and wider range of interfaces than the Company's then current technology.

RESTRUCTURING CHARGE. In March 2000, the Company announced and implemented a consolidation program to reduce and economize its work force as part of its acquisition integration program. The restructuring will result in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force occurred over approximately a three-month period and severance payments were generally made in a lump sum in June 2000. The restructuring charges of $0.4 million resulted from $0.3 million of accrued severance and benefit costs associated with a reduction-in-force of 13 former OpenROUTE employees, and $0.1 million of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. As of September 30, 2000 payments of $0.3 million have been made related to the restructuring charge.

INTEREST AND OTHER INCOME, NET. For the three months ended September 30, 2000, the Company had net interest and other income of $156,000 compared to net interest expense of $45,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 the Company had net interest and other income of $495,000 compared to net interest expense of $218,000 for the nine months ended September 30, 1999. The net interest income for the three and nine months ended September 30, 2000 is a result of the Company's termination of its loan balances with Coast Business Credit and interest earned on the proceeds from the secondary stock offering.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $7.5 million of cash and cash equivalents and net working capital of $3.4 million, compared to $5.9 million of cash and cash equivalents and net working capital of $8.7 million at September 30, 1999 and net working capital of $8.0 million at December 31, 1999. For the nine months ended September 30, 2000, the total cash used by operations was $16.8 million compared to $0.5 million for the nine months ended September 30, 1999. Non-cash items consisting of depreciation and amortization of $23.3 million, stock compensation expense of $12.8 million and IPR&D cost of $30.8 million contributed to the losses of $88.5 million. The cash used by operations was primarily due to continued losses from operations.

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

Capital expenditures during the nine months ended September 30, 2000 and 1999 were $1.1 million and $0.5 million, respectively. These acquisitions were primarily equipment used for research and development purposes and computer and test equipment.

To meet is operating requirements for the balance of 2000 and for fiscal 2001, the Company will have to generate additional equity or cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although the Company believes it has the ability to generate additional equity and cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional equity and adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole or in part. The Company has implemented cost control measures and is continually evaluating expense levels to mitigate its liquidity risk.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Cabletron Systems, Inc. filed a civil complaint against the Company, AetherWorks Corporation and OpenRoute Networks, Inc. on June 5, 2000 in the United States District Court for the District of Massachusetts. Docket # 00-CV-11105 RWZ is assigned to this matter. In its complaint, Cabletron alleges that the defendants have infringed Cabletron patents and Cabletron seeks unspecified monetary damages against the Defendants. The Company and the other defendants answered the complaint by denying the allegations contained therein. Discovery has commenced in this action, and is on-going. The Company believes the claims by Cabletron to be without merit, and it intends to vigorously defend them.

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

In August 2000, Nx Networks issued 25,000 warrants to Kier Kleinknecht compensation for consulting services. All of these warrants are exercisable at $6.25 per share and expire in August 2005. In issuing these warrants, the Company relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act.

ITEM 3 IS NOT APPLICABLE.

ITEM 4.  MATTERS SUBMITTED TO VOTE OF STOCKHOLDERS.

We held our annual meeting of stockholders on June 22, 2000. The agenda for the meeting was to discuss and vote upon four proposals:

1. To elect Steven T. Francesco and John Faccibene as directors to serve until the annual meeting in 2003;

2.   To change our name from Netrix Corporation to Nx Networks, Inc.;

3. To amend our 1999 Long-Term Incentive Plan to increase the number of authorized shares by 2,500,000; and

4.   Ratify Arthur Andersen LLP as independent public accountants.

At the meeting, each Proposal was presented to stockholders for approval by vote.

The results of the votes are as follows:

Proposal                                    Votes For  Votes Against    Abstain   Not voted

1a-      Election of Steven T. Francesco      94.6%        5.4%             -          -
1b-      Election of John Faccibene           94.7%        5.3%             -          -
2-       Change of name                       98.9%        0.8%            0.3%        -
3-       Increase of shares under the 1999
         Long Term Incentive Plan             31.5%       15.4%            0.9%      66.0%
4-       Approval of accountants              99.6%        0.3%            0.1%        -


ITEM 5 IS NOT APPLICABLE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

 3.1 Amendment to Certificate of Incorporation dated September 2000 to change our name from Netrix Corporation to Nx Networks, Inc.

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

On September 19, 2000, the Company filed a Current Report on Form 8-K to announce it changed its name from Netrix Corporation to Nx Networks, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NX NETWORKS, INC.


Date:   November 14, 2000

                            By: /S/ JEROME R. SCHIFFERLI
                                JEROME R. SCHIFFERLI
                                CHIEF EXECUTIVE OFFICER AND GENERAL COUNSEL



                            By: /S/ PETER J. KENDRICK
                                PETER J. KENDRICK
                                VICE PRESIDENT FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER (PRINCIPAL
                                    FINANCIAL OFFICER)

                                 EXHIBIT INDEX




EXHIBIT NO.       DESCRIPTION
-----------       -----------

 3.1 Amendment to Certificate of Incorporation dated September 2000 to change our name from Netrix Corporation to Nx Networks, Inc.

27.1          Financial Data Schedule.