Form 10-K
period 2000-12-31
NX NETWORKS INC
filed 2001-04-17
CIK 889237

[INSERT FORM 10K]
================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          --------------------------
                                    FORM 10-K
                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
   |_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-50464

                           ------------------------
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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 742-6000
                           ------------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.05 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      Aggregate market value of Common Stock (par value $.05 per share) held by non-affiliates of Registrant on April 9, 2001: $33,090,377.

      The number of shares of Registrant's Common Stock (par value $.05 per share) outstanding as of April 9, 2001: 44,390,267.

      Documents incorporated by reference:  None.
================================================================================

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Some of the information set forth in this annual report includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to matters such as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward looking statements. Because these statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this annual report.

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to those set forth under the caption "Certain Factors Which May Affect Future Results" on page 23 of this Annual Report and in our filings with the SEC.

ITEM 1.  BUSINESS

      We are a leading provider of voice and internet protocol ("IP") convergence telecommunications solutions to carriers, Tier 1 internet service providers ("ISPs") and wireless telephony service providers. A pioneer in next generation Internet telephony and data network solutions, we own original intellectual property rights in the area of Voice over Packet technology. Our integrated media gateways and managed router platforms are designed to deliver Voice over IP (`VoIP"), IP Centrex and Quality of Service management solutions. We develop, manufacture, market and support feature-rich, cost-effective, flexible and secure IP solutions that offer seamless, end-to-end interoperability to over 6,000 customers in more than 83 countries worldwide.

      We have engineered our products directly to the specifications of next generation packet network technologies. While legacy switch manufacturers are currently attempting to retrofit their time division multiplexing ("TDM") switches to accommodate these emerging infrastructures, and traditional Remote Access Server vendors are attempting to upgrade their products to provide telephony capabilities, we are poised to immediately deliver leading solutions to these carriers and vendors. Complementing our strength in Voice over Packet solutions, our technology position in Managed Router Services was solidified through the strategic merger in December 1999 with OpenROUTE Networks Inc., formerly called Proteon, a pioneer in Internet routing, author of multiple Internet standards, and creator of the first multi-protocol router. This combination positions us at the forefront of Voice and IP convergence.

CORPORATE OBJECTIVES

      Our main growth strategy involves becoming the leading IP Centrex solutions provider to the incumbent local exchange carriers (ILECs) by leveraging our proprietary technology in VoIP and our reseller relationship with Lucent's majority-owned AG Communications (AGCS). As the only digital IP Centrex solution compatible with AGCS' product set, we believe we will gain a dominant market share of the IP Centrex market, and this market is projected to grow to $1.8 billion on an annual basis by 2004. Concurrently, we possess one of the only full featured router intellectual property bases in the Customer Premise Equipment (CPE) sectors (with superlative performance characteristics to Cisco's CPE routers) and have responded to the emerging market trends by providing routers and integrated access devices with the capabilities needed by carriers, Tier 1 and next generation ISPs, to deploy value added managed services to their enterprise customers. We have developed a portfolio of products intended to optimize networking solutions.

OVERVIEW OF MATERIAL DEVELOPMENTS IN 2000

      We went through a number of organizational changes from January 1, 2000 through the date of this Annual Report. Among the most significant changes were:

FINANCING

      In February 2000, we filed a registration statement on Form S-3 relating to a public offering by us of 1.0 million shares of our common stock. We received net proceeds of $25.1 million from this offering. We used $8.0 million of the proceeds to pay an obligation of AetherWorks Corporation ("AetherWorks"), which was a condition to our acquiring AetherWorks. The remaining proceeds were used for general corporate and working capital purposes.

      During February 2000, we terminated our line of credit agreement with Coast Business Credit. From time to time we have held discussions with various financial institutions regarding a new line of credit, however, we do not expect to obtain a new line of credit until our revenues have improved substantially.

      On December 29, 2000 we raised $2.5 million through a private placement of preferred stock and warrants. The preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. The preferred stock is convertible into 3,333,330 shares of common stock at a conversion price of $0.75 per share. The warrants are exercisable for 666,667 shares of common stock at an exercise price of $0.90 per share.

      On January 17, 2001 we raised $2.5 million through a private placement of preferred stock. The preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. The preferred stock is convertible into 1,540,000 shares of common stock at a conversion price of $1.625 per share.

      On March 6, 2001 we raised $1.65 million through a private placement of preferred stock and warrants. The preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. The preferred stock is convertible into 1,173,373 shares of common stock at a conversion price of $1.41 per share. The warrants are exercisable for 234,676 shares of common stock at an exercise price of $2.11 per share.

      On March 28, 2001 we raised $2.0 million through a private placement of common stock. We sold 2,207,018 shares of common stock at $0.9062 per share, the last reported sales price on the day the financing closed.

NEW CHIEF EXECUTIVE OFFICER

      On November 10, 2000, Steven Francesco resigned as our chief executive officer. Mr. Francesco had been chief executive officer since April 1999, and was responsible for the merger with OpenROUTE and the acquisition of AetherWorks. Mr. Francesco continued to serve as Chairman of the Board of Directors until February, 2001, when John DuBois succeeded him in that position.

      On December 28, 2000, John DuBois entered into an employment to become our Chief Executive Officer effective in January 2001. In connection with accepting the position, Mr. DuBois entered into a three-year employment agreement with us and he also became a member of our Board of Directors. In February 2001, he succeeded Mr. Francesco as our Chairman of the Board.

AETHERWORKS ACQUISITION

      On March 16, 2000 we consummated the acquisition of AetherWorks Corporation, a provider of softswitch technology for the telecommunications industry. At the time we acquired AetherWorks, we issued 2,301,436 shares of our common stock to the former AetherWorks stockholders, as well as options and warrants to acquire an additional 867,687 shares. We also agreed that we would issue additional shares to the AetherWorks stockholders, and the option and warrant holders, if the closing price of our common stock did not equal at least $22.50 per share during the 15 trading day period ended October 31, 2000.

      On December 29, 2000, we entered into a settlement agreement with the former owners of AetherWorks Corporation related to the obligation to issue them additional shares of common stock if the closing price of our common stock did not equal at least $22.50 per share during the 15 trading day period ended October 31, 2000. We agreed with the former AetherWorks owners that our stock price did not meet the $22.50 threshold, but we disagreed with them regarding the calculation of the adjustment shares. Pursuant to the settlement agreement, we issued an additional 4,777,973 shares of common stock and an additional 654,000 options and warrants (excluding stock options related to employee compensation) to acquire our common stock. In addition, we issued options to acquire 1,192,551 shares of common stock to our employees who had previously been AetherWorks employees. We also adjusted the exercise price for all of the options and warrants issued in the AetherWorks transaction to $1.60 per share, except for warrants to acquire 70,000 shares which were re-priced to $1.33 per share.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

      The Securities and Exchange Commission has commenced an investigation into the matters surrounding our restatement of revenues for the quarter ended June 30, 2000. For the quarter ended June 30, 2000, we restated revenues from $10.4 million to $8.4 million for sales made to two of its value added resellers ("VARs"). These sales were made to VARs whose payment to Nx Networks was dependent upon payment from their customers.

OTHER EVENTS

      At our June 22, 2000 annual meeting of stockholders, the change of our name from Netrix Corporation to Nx Networks, Inc. was approved. We then filed an amendment to our certificate of incorporation to make the name change official. At the annual meeting, stockholders also approved an increase in the number of shares authorized for issuance under our 1999 Long Term Incentive Plan from
4.325 million shares to 7.325 million shares.

      On December 23, 2000, we re-priced the options for substantially all of our employees and directors to $0.75 per share, the market price at the time of re-pricing. This was done in order to retain our employees in light of the low share price relative to the exercise price of almost all outstanding options.

      At a special meeting of stockholders held on March 6, 2001, stockholders:

   o approved an increase in our authorized number of common shares from 55 million to 85 million;
   o approved an amendment to our 1999 Long Term Incentive Plan to increase the number of shares authorized for issuance from 7.325 million to 11.325 million;
   o authorized us to issue shares of common stock exceeding 20% of our outstanding shares in private offerings to raise capital; and
   o authorized us to issue the full number of shares we agreed to issue to the former owners of AetherWorks under our December 29, 2000 settlement agreement.

      In March 2001, we reduced our workforce by approximately 40 employees, representing approximately 22% of our workforce. A portion of the positions were eliminated for the purpose of reducing expenses and the remainder were eliminated because they related to products and initiatives that are not part of our business plans on a going-forward basis.

MARKET OVERVIEW

      Next generation technologies continue to reduce the cost of network infrastructures while providing an enhanced level of services. Both incumbent and new telecom carriers alike are facing unprecedented demand for telecommunications services, and service offerings must be flexible to respond to these dynamic market trends. Data, voice, and wireless networks are merging into packet-based infrastructures, which offer a wider range of services today, and are best positioned to deliver additional future services. Existing networks with fixed-bandwidth TDM circuits must be migrated towards the packet-based networks of the future.

VOICE OVER IP EQUIPMENT

      Despite current economic pressures, the worldwide VoIP equipment market is expected to grow exponentially over the next several years as service providers begin the migration to IP based transport for converged voice, video, and data. The market is estimated at $1.7 billion in 2000, $2.6 billion in 2001, and is projected to eventually reach $37 billion in 2006. In the current evolution of this market, media gateways, or equipment that converts legacy TDM circuits into voice over IP, account for most of the expected revenue. Software that performs centralized call control, or soft-switches, accounts for less that 10% of this revenue.

IP CENTREX

      Small to medium enterprises often choose Centrex services over the maintenance of their own customer premise switch ("PBX"). However, Centrex is not available in all areas due to carrier loop limitations. Furthermore, regulations limit the area within which services can be deployed by a given service provider. IP Centrex technologies allow for the extension of traditional Centrex switches, via a Voice over IP infrastructure, to any point within the worldwide packet network. This solution allows the ILECs to both generate incremental revenue from existing customers, and to gain new market share by converting PBX users. Furthermore, this is a defensive move for the ILECs, who would like to prevent full VoIP solutions from competitive local exchange carriers (CLECs) from gaining hold. ILECs are projected to spend $102 million in 2001, growing to $1.8 billion in 2004, on IP Centrex equipment.

      We believe that IP Centrex will increase the market size of Centrex from 26 million lines in the U.S. today to probably over 300 million lines, most of which will come from use of Centrex within the U.S. Existing small/medium size businesses can now include the telecommuter and small office/home office employees as part of a Centrex group. Medium/large size businesses can now outsource their phone switching (PBX) business to the LECs because of the global reach of Centrex. This is desirable for both the customer and the local exchange carrier, as the average age of PBXs in the market is 10-15 years old and the cost for the enterprise to support them is far greater than the incremental cost of IP Centrex service from the LEC.

      IP Centrex will represent the first opportunity local exchange carriers have to migrate customers off a traditional voice transmission infrastructure onto a data transmission infrastructure without the risk of losing the voice traffic and revenue to an alternative provider. Initially, the data transmission infrastructure is being built only on the access side from Consumer Premises to Central Office (packet access with circuit transport); however, the local exchange carriers use our gateway solutions to incrementally evolve to a "packet access with packet transport" without impacting the customer premise environment. The customers are locked in to the local exchange carriers' service because the Centrex is overlaid on top of the packet access infrastructure. Additionally, these IP Centrex solutions provides RBOCs with an initial opportunity to reach out of their footprint (long distance) with a voice access service without violating long distance regulations. IP Centrex takes advantage of all the existing back office systems (billing, provisioning, and OA&M) used today for the Class 5 infrastructure, because it is essentially a virtual PBX service that has proxy Class 5 functionality.

QOS MANAGED ROUTER SERVICES

      ISPs are continuing the deployment of broadband services to enterprises and residences. Voice and data are beginning to converge, and the strongest application of broadband deployments will become enhanced voice services. Therefore, ISPs must choose equipment to deploy that will be compatible with converged voice services. In order to provide viable solutions, equipment must be designed with quality of service and flexible management features. CPE equipment managed by service providers will grow to 25% of all such equipment by 2005, which makes advanced management features important to the ISP's. It is reported that service providers spent approximately $440 million on such equipment in 2000, and this amount is expected to grow to $2.4 billion in 2002.

INTERNET OFFLOAD AND TANDEM BYPASS

      Internet Offload is an application for media gateways that relieves congestion in all switches located upstream of the Class 5 switch, including tandem and toll switches, caused by the glut of dial-up modem traffic that is swamping the existing circuit-switching equipment in today's public switched telephone network ("PSTN"). The gateway identifies modem traffic and directs it to the packet-switched network, bypassing traditional voice switches. Internet Offload and Tandem Bypass solutions will serve as the near-term catalyst for carriers who need to upgrade the reportedly $350 billion worth of equipment housed in the existing public switched network.

3G WIRELESS MIGRATION

      Current 2G wireless solutions are mainly circuit based, with limited packet data capabilities. 3G UMTS infrastructures will replace this with packet transport of both voice and data directly to the endpoint wireless device. Voice over packet solutions can begin to migrate the existing networks towards new infrastructures. These solutions are expected to bring together multiple protocols including IP, ATM, and X.25, with voice transport. Wireless providers will be spending $111 million just on VoIP solutions in 2001, with the market size growing to $6.5 billion by 2006.

PRODUCTS

      We currently offer four types of networking products:

   o  Quality of Service Management Routers - GT and GTX
   o  IP Centrex Voice Gateways - 2200 Network Exchange Series
   o  Bulk Voice Gateways - 3000 Series and 6000 Series
   o  3G Migration Backbone Switches - 2500 Network Exchange Series

QUALITY OF SERVICE MANAGEMENT ROUTERS

      Internet Service Providers that only provide the most basic level of connectivity will lose market share to competitors who are beginning to deploy converged, managed, equipment to the customer premises. As the market has become mature, and routers a low cost commodity, the market has begun to re-segment itself along lines of value-added capabilities. The near monopoly position held by Cisco does not lend itself well to innovation of their bread-and-butter, simple routers. The deployment of such services requires a new generation of routers and integrated access devices. Fortunately, Nx Networks, through the strategic merger with Proteon/OpenROUTE, possesses one of the only full-featured router intellectual property bases in the industry. Nx Networks has decided to respond to the new market trends by providing routers and integrated access devices with the capabilities needed by Tier 1 and next generation ISPs, to deploy value added managed services to their enterprise customers.

      The GT 60 and GT 70 series routers include the rich array of security options, pure performance, simple installation and ease of use. Nx Networks has combined multi-protocol routing, an integrated firewall, Virtual Private Network
(VPN) tunnel server and software encryption capabilities into a cost-effective, easily managed solution backed by a lifetime warranty. The GT 60 offers one Ethernet connection and one Serial WAN connection. The GT 70 offers the performance, routing capabilities and security features of the GT 60 with one Ethernet connection and one ISDN connection.

      Our solutions make the Internet a more cost-effective, secure and efficient place to do business. The GT 90 and GT 900 series routers do just that with Internet Service Providers (ISPs) and mid-size companies. Our standards-based design assures interoperability in any network. This interoperability is combined with a rich array of VPN security features, dual-Ethernet connections, a built-in power supply and the proven reliability and performance.

IP CENTREX VOICE GATEWAYS AND BULK VOICE GATEWAYS

      Our solutions allow the extension of Centrex services from traditional Class 5 switches across geographical boundaries to generate new revenue, protect current market share, and increase customer satisfaction. ILECs, having spent billions on the Class 5 switch infrastructure, can now utilize our next generation solutions to provide Centrex services over an IP packet infrastructure.

      Traditionally, Centrex has been available only in a limited distance from Class 5 switch, making it less attractive than traditional PBX installations. With IP Centrex, Small and Medium Enterprises (SME) will be able to convert from PBX utilization to Centrex capabilities at lower installation and maintenance cost, and thus allow the ILEC to provide enhanced features and world-class service and support. SMEs will no longer need in-house support of PBX systems.

      NX2201 MEDIA GATEWAY. The Nx2201 media gateways provide extremely high efficient voice and fax telephony with low latency over Frame Relay and IP backbone networks. The compact 2U high platform delivers up to 30 digital or 4 analog voice channels per gateway with award winning toll quality at low channel prices. This platform is used in small to medium sized customer premises to enable the convergence of the legacy circuit switched voice world with the data world.

      NX2210 AND NX2214 MEDIA GATEWAY. Similar to Nx2201 Media Gateway, these compact platforms deliver up to 180 digital or 32 analog voice channels per gateway with award winning toll quality at low channel prices. The platform also provides high resiliency through the use of dual hot swap supplies and a solid-state flash disk.

      NX6000 MEDIA GATEWAY. The Nx6000 media gateways provide highly efficient voice, fax, and modem IP telephony with low latency over IP and ATM backbone networks. The compact 2U high platform delivers up to 480 digital voice channels per gateway with award winning toll quality and the lowest per channel prices (as low as $160 list per channel) to date. This platform is used in small Central Offices and large customer premises to enable the convergence of the legacy circuit switched voice world with the new age IP data world.

      NX3000 MEDIA GATEWAY. The Nx3000D media gateways provide highly efficient voice, fax, and modem IP telephony with low latency over IP and ATM backbone networks. T he compact 1U high platform delivers up to 60 digital voice channels per gateway with award winning toll quality and the lowest per channel prices (as low as $250 list per channel) to date. This platform is used in small to medium sized customer premises where PBXs are present to enable the convergence of the legacy circuit switched voice world with the new age IP data world.

3G MIGRATION BACKBONE SWITCHES

      NX NETWORK EXCHANGE 2500. With our end-to-end wide area networking technologies we are offering and building solutions for wireless network infrastructure providers like GSM. As of today more than 30 operators are using our Multi-Service switching platforms for OMN infrastructures. Our products have been in place for over five years on networks used to carry highly mission-critical `Billing and Maintenance' information. As the only wide area device supporting X.25, Frame Relay and ATM switching on the same unit, the Network Exchange 2500 provides unique benefits for the successful operation of OMN's.

      For GSM networks, the Network Exchange 2500 offers operators an easy migration path to GPRS, by supporting interfaces to Frame Relay. Operators do not have to consider the technical challenges of building a Frame Relay network infrastructure. For the backbone, the Network Exchange 2500 supports ATM, giving a core up-link within the network to the higher speed ATM networks. Since both
X.25 and frame relay can ride across the ATM backbone, operators can integrate all three protocols into one platform, providing them an advantage over competitors.

      NETWORK EXCHANGE SERIES 2500. Nx Networks' Network Exchange 2500 series is a family of high-performance, multi-service switching platforms that combines ATM, Frame Relay, X.25, TDM and ISDN for data, voice and image applications. Functioning as either an enterprise backbone or a carrier edge switch, the 2500 series provides cost-effective bandwidth management of public, private and hybrid networks, with extensive network management and diagnostic capabilities.

   o  Multi-service-ATM, Frame Relay, X.25, TDM and ISDN
   o  Dynamic bandwidth allocation for highest efficiency

   o  Exceptional scalability to 2,400 software-defined ports
   o  Broad range of port speeds - from 600 bps to 45 Mbps
   o Fully redundant processors, interfaces and power for maximum network availability
   o Superior distributed management and diagnostics over public, private or hybrid networks

NX NETWORKS NETWORK MANAGEMENT SYSTEM (NMS)

      Each of the products listed above is managed by our Network Management System (NMS). The NMS provides a full graphical user interface and remote diagnostics, allowing nodes at several different locations to be viewed and managed by the network manager at one central location. The NMS has the capability to monitor attached simple network management protocol ("SNMP") devices, such as a router, and to participate in global network management architecture with other SNMP managers. Built into the NMS is the capability to support virtual private networks, remote diagnostics, and extensive "gatekeeper" functionality such as call detail records for accounting and performance statistics for on-going capacity planning/tuning. The NMS provides extensive capabilities to insure non-stop operation with the lowest personnel costs. We supply network management software for operation with Windows 95 and Sun Sparc platforms.

MARKETING AND SALES

      Our marketing and sales strategy includes:

   o Leveraging our expertise in the Voice over Packet industry to gain a leading market share in IP Centrex solutions for RBOCs looking to migrate customers off a traditional voice transmission infrastructure onto a data transmission infrastructure without the risk of them losing the voice traffic and revenue to an alternative provider

   o Leveraging our position in the Managed Router Services sector by providing an attractive alternative solution to the Cisco's CPE Routers (or become a second source vendor to enterprises who have an existing deployment of Cisco Routers)

   o Realigning our sales organization from a geographic focus to a carrier-centered sales effort and increase marketing focus on Carriers (E.G,. Verizon) and Tier 1 ISPs (E.G., UUNet)

CUSTOMER SUPPORT AND SERVICE

      A significant element of our strategy has been to provide service, repair and technical support for our customers throughout the world. A substantial portion of its service and support activity relates to software and network configuration and is provided by 24-hours per day, 7-days per week telephone support through the Nx Networks Technical Assistance Center ("TAC"). We design our products to allow the TAC to be online with any Nx Networks' network in the world to diagnose problems and to respond with solutions. In addition, our hardware systems are designed to facilitate replacement of failed boards. In many cases, our customers can replace a board themselves under the direction of the TAC. TAC service is provided directly to end users and as a backup service to its international distributors.

      Our personnel and third party providers perform most domestic hardware maintenance and installation. For customers outside the United States, these services are generally provided by our international Value Added Resellers ("VARs"). We typically offer our customers a hardware warranty ranging from 90 days to one year and offer an optional annually renewable hardware maintenance and software support contract with the network.

      We offer support contracts to our customers with optional levels of support. Each level of support is individually priced. In addition, we provide technical consulting, professional services and training both to end-users and to distributors. Many of our customers currently have support and maintenance contracts with us. Customer service as a percent of revenue was 28% in 2000, 22% in 1999 and 31% in 1998.

RESEARCH AND DEVELOPMENT

      We believe our future success depends on our ability to continue to enhance our products to improve performance and functionality and to develop new products that address emerging networking market niches. Research and development as a percent of revenue was 61%, 23% and 22% for the years ended December 31, 2000, 1999 and 1998, respectively.

MANUFACTURING

      Our manufacturing operations are a combination of system level integration and testing, and full turnkey. We have strategic relationships with The SMT Centre located in Charlotte, North Carolina ("SMTC"), and U.S. Assemblies, New England, located in Taunton, Massachusetts ("USANE").

      Effective October 1, 1999, we entered into an agreement with SMTC to outsource all assembly, customer configuration and testing for our network exchange products. SMTC is a contract manufacturer with headquarters in Ontario, Canada, and multiple manufacturing and engineering facilities in the United States, Mexico, Canada and Europe. SMTC offers a full range of valued-added services, including product design, procurement, prototyping, assembly, interconnect, test, final system build comprehensive web-based supply chain management, packaging, global distribution, and after-sales support. Prior to 2000, SMTC only produced sub-assemblies for us, but under the new agreement they provide full turnkey services to manufacture, test and ship final products to our customers.

      USANE manufactures printed board assemblies for certain of our router products as well as providing a higher level of product assembly for others. Final configuration and testing of all router products is conducted at our manufacturing location in Westborough, Massachusetts.

      Both SMTC and USANE maintain a number of manufacturing facilities worldwide. Accordingly, we believe that in the event of an interruption in manufacturing at any of their facilities that we use, we will be able to shift our production needs to an unaffected facility and continue to meet expected demand. Also, we believe that if circumstances arose that resulted in the inability of either SMTC or USANE to provide products to us, then other manufacturers could be retained promptly to meet our expected demand.

      During early 2000, we authorized SMTC to purchase a substantial amount of parts, materials and long lead-time items in anticipation of a significant increase in product sales during the year. Our sales did not reach the levels we expected, and we have not utilized a substantial amount of the raw materials. Accordingly, we have a payment obligation of approximately $6.4 million to SMTC to pay for the cost of these materials. In January 2001, we negotiated a payment schedule with SMTC and delivered an unsecured promissory note to them evidencing our payment obligation. Until we have repaid SMTC the amount due to them, they are requiring us to pay in advance for all fabrication costs. If we do not adhere to the payment schedule or if we do not pay fabrication costs in advance, SMTC has informed us they will not ship any products on our behalf. We must raise additional capital to maintain this payment schedule and pay the fabrication costs. If we are unable to raise sufficient capital to adhere to the schedule and the manufacturer ceases to ship products on our behalf, then a material and adverse result to our revenues could occur.

COMPETITION

      We encounter substantial competition in the marketing of our products and many of our competitors have greater financial, marketing and technical resources than we do. Important competitive factors in our markets are established customer base, product performance and features, service and support, as well as price. We believe that we compete favorably with respect to these factors. However, there can be no assurance that our products will compete successfully with competitors' current or future products, or that aggressive pricing will not adversely impact our profitability.

PROPRIETARY RIGHTS

      We rely on a combination of patents, trade secret, copyright and trademark law, non-disclosure agreements and technical measures to establish and protect our proprietary rights in our products. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of our products or to obtain and use information that we regards as proprietary. The laws of some foreign countries in which we sell or may sell products do not protect our proprietary rights to the same extent as do the laws of the United States.

      We believe that due to the rapid pace of technological change in the networking industry, patent and copyright protection, while important, are less significant to our competitive position than factors such as the knowledge, ability and experience of our personnel, new product development, market recognition, and ongoing product maintenance and support.

      We believe that our products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future. In June 2000 Cabletron Systems, Inc. asserted various of our products infringe upon their patents. This matter is discussed below under the caption "Litigation." To protect our intellectual property rights in the "voice over" market space, the prime patents held by us in packetized compressed voice networking have been brought to the attention of both the voice over Internet protocol and frame relay forum organizations. We also use various licensed products of other companies in certain products.

EMPLOYEES

      We had 181 employees at December 31, 2000. None of our employees are represented by collective bargaining agreements. We have never experienced any work stoppage. We believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

      Our headquarters facility consists of approximately 56,000 square feet located in Herndon, Virginia. This facility is also utilized for engineering, customer service, testing and sales functions. The Herndon premises are occupied under a lease agreement expiring April 30, 2009. The lease contains a financial covenant requiring us to make timely rental payments with no forbearance period if our net tangible assets are less than $7 million. We currently do not have net tangible assets of $7.0 million, therefore we are subject to immediate eviction if a monthly rental payment is late. In connection with cost savings initiatives, we subleased approximately 27,500 square feet of the Herndon facility.

      Our Westborough, Massachusetts facility is approximately 44,000 square feet. We use this facility for engineering, sales and final assemble of router products. The Westborough premises are occupied under a lease expiring in April 2002.

      We lease approximately 11,977 square feet in St. Paul, Minnesota, which was the former headquarters of AetherWorks. This facility primarily houses our software engineers. This lease expires in March 31, 2002.

      During 2000, we entered into a lease for approximately 8,536 square feet in Campbell, California. This office replaces a smaller facility that we obtained in the AetherWorks acquisition. We use this facility primarily for sales and engineering purposes. The lease for the Campbell office has a seven-year term. In connection with our March 2001 reduction in personnel, we no longer require the full amount of space provided by the Campbell, California facility. We have initiated discussions with the landlord to return to them all or a portion of the space, and we are also evaluating potential sublease opportunities for the space.

      In addition to our primary United States facilities, we maintain a number of smaller sales and support offices in the United States and abroad. We believe our facilities are adequate for our current needs.

ITEM 3.  LITIGATION

      We became engaged in a number of legal matters during 2000.

      Cabletron Systems, Inc. filed a civil complaint against us on June 5, 2000, in the United States District Court for the District of Massachusetts. Docket # 00-CV-11105 RWZ is assigned to this matter. In its complaint, Cabletron alleges that our products infringe various Cabletron patents, and Cabletron is seeking monetary damages from us. We have filed an answer denying the claims as specifying certain counter claims. We believe we have meritorious defenses in this litigation and we intend to vigorously defend ourselves.

      In November 2000 we were served with complaints in purported class action proceedings captioned TRACY REESE AND CHRISTINE JOYCE V. BRYAN HOLLEY, STEVEN T. FRANCESCO AND NX NETWORKS, INC., Civil Action No. 00-CV-11850-JLT and MARC JACOBSEN V. BRYAN HOLLEY, STEVEN T. FRANCESCO AND NX NETWORKS, INC., Civil Action No. 00-CV-11999-JLT. Each complaint was originally filed September 2000 in the United States District Court for the District of Massachusetts. The complaints allege violation of the federal securities laws in connection with statements and disclosures made between December 8, 1999 and April 24, 2000. The complaints seek unspecified damages. We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in this litigation. We have notified our insurance carrier regarding the claims.

      In November 2000, we were served with a complaint in a purported class action proceeding captioned ROY WERBOWSKI V. NX NETWORKS, INC., STEVEN FRANCESCO AND PETER KENDRICK, Civil Case No. 00-1967-A. The complaint was originally filed in November 2000 in the United States District Court, Eastern District of Virginia. The complaint alleges that between July 27 and November 2, 2000 we breached securities laws in connection with the circumstances that led us to restate our financial statements for the quarter ended June 30, 2000. The complaint seeks unspecified damages. We believe we have meritorious defenses in this litigation, and we intend to vigorously defend ourselves. We have notified our insurance carrier regarding the claims.

      In January, 2001 we were served with a complaint captioned MANAGEMENT INFORMATION CONSULTING, INC. ("MIC") V. NX NETWORKS, INC. This action was filed in the Alexandria Division Court for the Commonwealth of Virginia, and the case is assigned No. CL01-45. In the complaint, MIC claims entitlement to approximately $150,000 in payment for web site development services performed by it. We dispute that this amount is due, based upon the quality and quantity of services provided by MIC. We have filed an answer denying the claims and we intend to vigorously defend ourselves in this litigation.

      An action captioned K.S. TELECOM, INC. ("K.S. TELECOM") V. NX NETWORKS, INC. was commenced in July, 2000 in the Southern District of New York, and it is assigned case number 00 Civ. 3375 (KMW). In this action, we are named as a third party defendant by K.S. Telecom under a number of legal theories in an action brought against K.S. Telecom by Netrix Leasing, LLC, an unrelated entity. Netrix Leasing LLC had purchased equipment from us and leased it to K.S. Telecom. Netrix Leasing alleges that K.S. Telecom subsequently defaulted on the lease payment obligations. In its third-party complaint, K.S. Telecom alleges that it breached its lease because of our failure to properly prepare, install and repair the equipment. In its complaint, K.S. Telecom seeks damages against us equal to approximately $177,000 plus any amounts they are found to owe to Netrix Leasing. Netrix Leasing is seeking approximately $550,000 pursuant to its original complaint against K.S. Telecom, representing lease amounts past due of approximately $78,000 and acceleration of future payments under the lease of approximately $472,000. We responded to the third-party complaint of K.S. Telecom by denying all of their allegations and we sought dismissal of the claims in a summary judgment motion. On March 7, 2001, the court ruled that certain of the claims against us must be dismissed, but that other claims may proceed. Specifically, the court ruled that K.S. Telecom could proceed to try to prove its allegation that it is a third party beneficiary of our agreements with Netrix Leasing and that we breached obligations to K.S. Telecom under those agreements. We believe we have meritorious defenses to the claims of K.S. Telecom, and we intend to vigorously defend this action.

      In November 2000 we were served with a complaint captioned SIGNAL COMMUNICATIONS, INC. V. NX NETWORKS, INC., Civil Case No. 00-1867-1. The case was filed in the United States District Court for the Eastern District of

Virginia. The complaint demanded payment of approximately $600,000 of advertising fees Signal advanced on our behalf between July 2000, and October 2000. We did incur these fees, and we agreed to a payment schedule. We missed the final payment, and we were notified by Signal that they will seek a judgment against us for the remaining amount due. We expect to pay this amount in the near future.

      In January 2001, we were informed that a former employee in France has obtained a trial court ruling in France related to his termination in 1997. The amount of the award to him is approximately 800,000 French Francs, and using an exchange rate into U.S. dollars of 7:1, this is approximately $100,000. Approximately $25,000 of the amount represents payment of a disputed bonus, and approximately $75,000 represents an award of punitive damages. We are appealing this ruling because we believe the award of punitive damages is unjustified.

      In addition to the above matters, we are periodically involved in disputes arising from normal business activities. In our opinion, resolution of these matters will not have a material adverse effect upon our financial condition or future operating results, and adequate provision for any potential losses have been made in our financial statements.

      During the three months ended December 31, 2000 we also resolved certain legal claims asserted against us.

      On May 11, 2000, Advent Fund L.L.C. filed a civil complaint against us in the United States District Court for the Eastern District of Virginia, Alexandria Division. Docket # 00-781-A was assigned to this matter. In its complaint, Advent Fund alleged that we breached a contractual obligation to issue shares to Advent Fund, and Advent Fund sought specific performance and monetary damages. We answered the complaint by denying the allegations contained therein. Subsequently, we filed a motion for summary judgment, which was granted on November 13, 2000. Advent Fund L.L.C. did not appeal the ruling, and the action was dismissed.

      In January 2001, we were served with a complaint captioned CARLTON FINANCIAL CORPORATION V. NX NETWORKS, INC AND CABLETRON SYSTEMS, INC. The case was filed in the State of Minnesota, County of Hennepin, Fourth Judicial District. The complaint alleges that we breached an equipment lease, and that Carlton was entitled to approximately $490,000, representing acceleration of all amounts that will be payable during the approximately one-year period remaining under the lease. We paid the amounts claimed to be due by Carlton Financial, and the lease was reinstated. Accordingly, the lawsuit was dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      We did not submit any matters to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

MARKET INFORMATION FOR COMMON STOCK

      Our common stock is traded on the NASDAQ National Market under the symbol NXWX. The following table reflects the range of high and low selling prices as reported by NASDAQ for the quarters indicated.

                                             HIGH        LOW

           1999

           First Quarter...............   $ 3.1875     $ 1.75
           Second Quarter..............   $ 3.9687     $ 2.3125
           Third Quarter...............   $ 4.1875     $ 2.50
           Fourth Quarter..............   $17.0625     $ 2.50

           2000


           First Quarter...............   $32.00       $14.375
           Second Quarter..............   $20.00       $ 6.3125
           Third Quarter...............   $11.9375     $ 4.6875
           Fourth Quarter..............   $ 6.75       $ 0.50


HOLDERS

      At March 31, 2001, there were approximately 586 holders of record of our common stock and an estimated 22,500 total holders.

DIVIDENDS

      We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented have been derived from our consolidated financial statements.

                                                                     For the Year Ended December 31,
                                                      --------------------------------------------------------
                                                        2000        1999        1998        1997        1996
                                                      -------      ------      -------     -------     -------
                                                                 (in thousands, except per share data)
   Statement of operations data:
   Total revenues................................    $   27,215   $ 31,245    $ 31,482    $ 33,087    $ 43,635
   Gross profit .................................         4,615     14,710      15,388      14,647      21,572
   Operating expenses:
         Sales and marketing ....................      (13,382)     (6,468)     (9,292)    (10,120)    (11,632)
         Research and development ...............      (16,696)     (7,043)     (6,771)     (8,323)    (11,079)
         General and administrative..............      (10,705)     (4,937)     (4,059)     (3,384)     (3,862)
         In-process research and
             development.........................      (30,800)          --          --          --          --
         Impairment of acquired
             intangibles and goodwill............      (64,500)          --          --          --          --
         Amortization of acquired
             intangibles and goodwill............      (27,890)        (636)       (265)       (618)       (404)
         Stock compensation .....................      (18,631)     (18,778)          --          --       (900)
         Bad debt expense........................       (3,239)        (540)      (1,489)       (100)         --
         Restructuring charge ...................           --         (900)          --       (875)          --
   Loss from operations..........................      (181,228)    (24,592)     (6,488)     (8,773)     (6,305)
   Net loss attributable to common
        shareholders.............................      (180,669)    (26,169)     (6,517)     (8,577)     (5,968)
   Basic and diluted net loss per share..........         (5.31)      (2.17)      (0.60)     (0. 90)     (0. 63)


   Balance sheet data (end of period):
      Working capital (deficit) ....................     (7,598)      8,020       7,600      10,271      17,782
      Total assets .................................     45,255      95,253      20,241      24,024      34,493
      Total long-term liabilities ..................        735         352        --            97         614
      Stockholders' equity..........................     21,955      82,459      12,117      16,480      24,847

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

FINANCING

      In February 2000, we filed a registration statement on Form S-3 relating to a public offering by us of 1.0 million shares of our common stock. We received net proceeds of $25.1 million from this offering. We used $8.0 million of the proceeds to pay an obligation of AetherWorks Corporation ("AetherWorks"), which was a condition to our acquiring AetherWorks. The remaining proceeds were used for general corporate and working capital purposes.

      In February 2000, we terminated our line of credit agreement with Coast Business Credit. From time to time we have held discussions with various financial institutions regarding a new line of credit, however, we do not expect to obtain a new line of credit until our revenues have improved substantially.

      On December 29, 2000 we raised $2.5 million through a private placement of preferred stock and warrants. The preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. The preferred stock is convertible into 3,333,330 shares of common stock at a conversion price of $0.75 per share. The warrants are exercisable for 666,667 shares of common stock at an exercise price of $0.90 per share.

      On January 17, 2001 we raised $2.5 million through a private placement of preferred stock. The preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. The preferred stock is convertible into 1,540,000 shares of common stock at a conversion price of $1.625 per share.

      On March 6, 2001 we raised $1.65 million through a private placement of preferred stock and warrants. The preferred stock is convertible into 1,173,373 shares of common stock at a conversion price of $1.41 per share. The warrants are exercisable for 234,676 shares of common stock at an exercise price of $2.11 per share.

      On March 28, 2001 we raised $2.0 million through a private placement of common stock. We sold 2,207,018 shares of common stock at $0.9062 per share, the last reported sales price on the day before the financing closed.

NEW CHIEF EXECUTIVE OFFICER

      On November 10, 2000, Steven Francesco resigned as our chief executive officer. Mr. Francesco had been chief executive officer since April 1999, and was responsible for the merger with OpenROUTE and the acquisition of AetherWorks. Mr. Francesco continued to serve as Chairman of the Board of Directors until February, 2001, when John DuBois succeeded him in that position.

      On December 28, 2000, John DuBois entered into an employment to become our Chief Executive Officer effective in January 2001. In connection with accepting the position, Mr. DuBois entered into a three-year employment agreement with us and he also became a member of our Board of Directors.

AETHERWORKS ACQUISITION

      On March 16, 2000 we consummated the acquisition of AetherWorks Corporation, a provider of softswitch technology for the telecommunications industry. At the time we acquired AetherWorks, we issued 2,301,436 shares of our common stock to the former AetherWorks stockholders, as well as options and warrants to acquire an additional 867,687 shares. We also agreed that we would issue additional shares to the AetherWorks stockholders, and the option and warrant holders, if the closing price of our common stock did not equal at least $22.50 per share during the 15 trading day period ended October 31, 2000.

      On December 29, 2000, we entered into a settlement agreement with the former owners of AetherWorks Corporation related to the obligation to issue them additional shares of common stock if the closing price of our common stock did not equal at least $22.50 per share during the 15 trading day period ended October 31, 2000. We agreed with the former AetherWorks owners that our stock price did not meet the $22.50 threshold, but we disagreed with them regarding the calculation of the adjustment shares. Pursuant to the settlement agreement, we issued an additional 4,777,973 shares of common stock and an additional 1,192,551 options and warrants to acquire our common stock. We also adjusted the exercise price for all of the options and warrants issued in the AetherWorks transaction to $1.60 per share, except for 70,000 warrants which were re-priced to $1.33 per share.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

      The Securities and Exchange Commission has commenced an investigation into the matters surrounding our restatement of revenues for the quarter ended June 30, 2000. For the quarter ended June 30, 2000, we restated revenues from $10.4 million to $8.4 million for sales made to two of its value added resellers
(VARs). These sales were made to value added resellers ("VARs") whose payment to Nx Networks was dependent upon payment from their customers.

OTHER EVENTS

      At our June 22, 2000 annual meeting of stockholders, the change of our name from Netrix Corporation to Nx Networks was approved. We then filed an amendment to our certificate of incorporation to make the name change official. At the annual meeting, stockholders also approved an increase in the number of shares authorized for issuance under our 1999 Long Term Incentive Plan from
4.325 million shares to 7.325 million shares.

      On December 23, 2000, we re-priced the options for substantially all of our employees and directors to $0.75 per share, the market price at the time of re-pricing. This was done in order to retain our employees in light of the low share price relative to the exercise price of almost all outstanding options. Under applicable accounting rules, we will have to account for future variations in the price of our common stock above $0.75 per share as compensation expense until the re-priced options are either exercised, cancelled or expire.

At a special meeting of stockholders held on March 6, 2001, stockholders:

   o approved an increase in our authorized number of common shares from 55 million to 85 million;
   o approved an amendment to our 1999 Long Term Incentive Plan to increase the number of shares authorized for issuance from 7.25 million to 11.25 million;
   o authorized us to issue shares of common stock exceeding 20% of our outstanding shares in private offerings to raise capital; and
   o authorized us to issue the full number of shares we agreed to issue to the former owners of AetherWorks under our December 29, 2000 settlement agreement.

      In March 2001, we reduced our workforce by approximately 40 employees, representing approximately 22% of our workforce. A portion of the positions were eliminated for the purpose of reducing expenses and the remainder were eliminated because they related to products and initiatives that are not part of our business plans on a going-forward basis.

RESULTS OF OPERATIONS

      The results of operations for the year ended December 31, 2000, reflect a 12.9% decrease in revenues, a 36.7% increase in cost of revenues and a 636.9% increase in the loss from operations over the results for the year ended December 31, 1999. Our actual revenues and gross profit decreased in 2000. Our 2000 performance was adversely impacted by a number of factors including:

   o A downturn in the capital market and the telecommunications industry that adversely impacted the demand for our products.

   o Deployment of a substantially new sales force in 2000 that was ultimately not successful in maintaining historical customer relationships or penetrating new customer accounts.

   o  Delays in bringing our 3000 and 6000 series products to market.

   o Integration problems associated with the OpenROUTE and AetherWorks acquisitions.

   o Inventory purchases in excess of sales demand resulting in excess quantities and higher charges to cost of sales.

      Additionally, our operating loss was adversely impacted by the payroll and overhead costs accruing to us as a result of the acquisitions that were not offset by a corresponding increase in revenue. AetherWorks was a development stage company when acquired with no historical revenue. Accordingly, this acquisition resulted in additional general and administrative as well as research and development expenses. We also recorded substantial charges related to amortization and impairment of long-lived assets, in-process research and development and stock compensation charges for the year ended December 31, 2000.

      We do not expect revenues to increase prior to the second quarter of 2001. Improvements in future performance is dependent upon our ability to raise financing to fund our revised business strategy. Our marketing and sales strategy will focus upon:

   o Leveraging our expertise in the Voice over Packet industry to gain a leading market share in IP Centrex solutions for RBOCs looking to migrate customers off a traditional voice transmission infrastructure onto a data transmission infrastructure without the risk of them losing the voice traffic and revenue to an alternative provider.

   o Leveraging our position in the Managed Router Services sector by providing an attractive alternative solution to the Cisco's CPE Routers (or become a second source vendor to enterprises who have an existing deployment of Cisco Routers).

   o Realigning our sales organization from a geographic focus to a carrier-centered sales effort and increase marketing focus on Carriers (E.G, Verizon) and Tier 1 ISPs (E.G., UUNet).

REVENUES

      Total revenues decreased $4.0 million or 12.9% to $27.2 million for the year ended December 31, 2000 from $31.2 million for the year ended December 31, 1999. The decrease in total revenues for the year ended December 31, 2000 was primarily a result of the decrease in product revenues, which were partially offset by an increase in service revenues and sales of product acquired in the OpenROUTE merger. Product revenues decreased $4.8 million or 19.5% to $19.7 million for the year ended December 31, 2000 from $24.5 million for the year ended December 31, 1999. The decrease in product revenues for 2000 resulted from decreased sales of the S10, S1000, and 2201 legacy product lines of $8.5 million and decrease in sales of 2500 series product line of $0.9 million offset by an increase in sales of $4.6 million of router product line.

      Pro forma revenues for the year ended December 31, 1999 were $43.6 million assuming the OpenROUTE merger had occurred on January 1, 1999. The decrease in revenues in 2000 from pro forma revenues is approximately $16.4 million or 37.6%.

      Total revenues decreased $0.2 million or 0.75% to $31.2 million for the year ended December 31, 1999 from $31.5 million for the year ended December 31, 1998. Product revenues increased $2.7 million or 12.2% to $24.5 million for the year ended December 31, 1999 from $21.8 million for the year ended December 31, 1998. The increase in product revenues was a result of the increase in sales of the new 2200 series product line. The trend of declining sales of older telcom products and increasing sales of Nx Networks Exchange products is the result of technological advances that offer improved performance and greater functionality than the current generation of products.

      Service revenues increased $0.7 million or 11.0% to $7.5 million for the year ended December 31, 2000 from $6.7 million for the year ended December 31, 1999. For the year ended December 31, 1999 service revenue decreased $2.9 million or 30.1% to $6.7 million from $9.6 million for the year ended December 31, 1998. For the year ended December 31, 1999, $0.7 million of the service revenue decline can be accounted for by the loss of two major customers through mergers, $1.0 million through the loss of non-renewal of legacy telcom product service and $0.4 million through networks that were decommissioned. Service revenues are primarily the result of the renewal of existing maintenance contracts as well as the negotiation of new equipment service contracts.

COST OF REVENUES

      Total cost of revenues increased $6.1 million or 36.7% to $22.6 million for the year ended December 31, 2000 from $16.5 million for the year ended December 31, 1999. Product cost of revenues increased $5.9 million or 50.6% to $17.7 million for the year ended December 31, 2000 from $11.8 million for the year ended December 31, 1999. The increase in cost of revenue is substantially a result of increased reserves for excess and obsolete inventory of $3.3 million primarily related to the S1000, 2201 and 2500 series product lines.

      Total cost of revenues increased $0.4 million or 2.7% to $16.5 million for the year ended December 31, 1999 from $16.1 million for the year ended December 31, 1998. Product cost of revenues increased $0.8 million or 7% to $11.8 million for the year ended December 31, 1999 from $10.9 million for the year ended December 31, 1998. The increase in cost of revenues for the year ended December 31, 1999 was a result of increased product revenues.

      Service cost of revenues increased $0.1 million or 2.4% to $4.9 million for the year ended December 31, 2000 from $4.8 million for the year ended December 31, 1999 and decreased $0.4 million or 7.3% to $4.8 million for the year ended December 31, 1999 from $5.2 million for the year ended December 31, 1998.

GROSS PROFIT

      Total gross profit decreased $10.1 million or 68.6% to $4.6 million for the year ended December 31, 2000 from $14.7 million for the year ended December 31, 1999. Total gross profit as a percentage of total revenue decreased to 17% for the year ended December 31, 2000 compared to 47.1% for the year ended December 31, 1999. Product gross profit decreased $10.7 million or 84.1% to $2.0 for the year ended December 31, 2000 from $12.7 million for the year ended December 31, 1999. Product gross profit as a percentage of product sales decreased by 41.8% to 10.2% for the year ended December 31, 2000 compared to 52.0% for the year ended December 31, 1999. The decrease in both total and product gross profit for the year ended December 31, 2000 is a result of lower selling prices, and increases in reserves for excess and obsolete inventory.

      Total gross profit decreased $0.7 million or 4.4% to $14.7 million for the year ended December 31, 1999 from $15.4 million for the year ended December 31, 1998. Total gross profit as a percentage of total revenue decreased to 47.1% for the year ended December 31, 1999 compared to 48.9% for the year ended December 31, 1998. Product gross profit increased $1.8 million or 16.9% to $12.7 for the year ended December 31, 1999 from $10.9 million for the year ended December 31, 1998. The product gross profit increase is a result of outsourcing the manufacturing process. Product gross profit as a percentage of product sales increased by 2.0% to 52.0% for the year ended December 31, 1999 compared to 50.0% for the year ended December 31, 1998. The increase in product gross profit for the year ended December 31, 1999 is a result of higher margin product mix.

      Service gross profit increased $0.6 million or 32.1% to $2.6 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. The net increase in service gross profit for the year ended December 31, 2000 was the result of an increase in personnel due to the OpenROUTE merger in December 1999. Service gross profit decreased $2.5 million or 56.2% to $2.0 million for the year ended December 31, 1999 from $4.5 million for the year ended December 31, 1998. Service gross profit as a percentage of service revenue was 29.1% for the year ended December 31, 1999 compared to 46.5% for the year ended December 31, 1998, the decrease of 17.4% was primarily the result of a decrease in service revenue of $2.9 million while costs decreased by only $0.4 million or 7.3%.

SALES AND MARKETING

      Sales and marketing expenses increased $6.9 million or 106.9% to $13.4 million for the year ended December 31, 2000 from $6.5 million for the year ended December 31, 1999. The increase was a combined result of increased advertising expense of $1.0 million, increased trade show and other promotion expense $1.6 million, increased salaries and associated payroll tax expense of $4.0 million, and increased travel and entertainment and other expenses of $0.3 million. The overall increases represent aggressive participation in trade shows and the production of marketing materials associated with the new Nx Networks logo, name and products.

      Sales and marketing expenses decreased $2.8 million or 30.4% to $6.5 million for the year ended December 31, 1999 from $9.3 million for the year ended December 31, 1998. The decrease in sales and marketing expense during the year ended December 31, 1999 is a combined result of a decreased marketing materials expense of $0.3 million, decreased salaries and associated payroll tax expense of $1.0 million, decreased travel and entertainment expenses of $0.5 million, decreased rent expense of $0.2 million and decreased general office expense of $0.7 million.

RESEARCH AND DEVELOPMENT

      Research and development expenses increased $9.7 million or 137.1% to $16.7 million for the year ended December 31, 2000 from $7.0 million for the year ended December 31, 1999. The increase was primarily a result of the acquisitions of OpenROUTE and AetherWorks which resulted in increased salaries and associated payroll tax expense of $3.6 million and $0.5 million of rent expense. During the year, the Company also increased its purchases of materials for new product development by $3.0 million and consulting services by $1.0 million. All of the Company's research and development costs are expensed to operations as incurred during the year.

      Research and development expenses increased $0.2 million or 4.0% to $7.0 million for the year ended December 31, 1999 from $6.8 million for the year ended December 31, 1998. The increase in research and development cost of $0.2 million for the year ended December 31, 1999 is primarily a result of increased engineering consulting services costs related to product enhancement and new product development.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased $5.8 million or 116.8% to $10.7 million for the year ended December 31, 2000 from $4.9 million for the year ended December 31, 1999. The increase is a result of an increased salaries and related payroll tax expense of $0.9 million, accounting and legal expenses of $2.2 million, executive recruiting expense of $0.3 million, travel and entertainment expense of $0.3 million, depreciation expense of $0.2 million, insurance expense of $0.3 million and other office expense of $0.4 million. The majority of the increases are directly associated with a period of duplication of functions of the newly merged companies. We have reorganized our general and administrative functions to eliminate these duplicated functions. In addition, as of December 31, 2000, we accrued $1.1 million of severance and termination costs for a former executive.

      General and administrative expenses increased $0.8 million or 21.6% to $4.9 million for the year ended December 31, 1999 from $4.1 million for the year ended December 31, 1998. The increase is a result of an additional accounting and legal expenses of $0.4 million associated with the repositioning of operations and the re-negotiation of the line of credit and consulting fees and software upgrade costs of $0.4 million associated with Y2K compliance of our accounting system.

IN-PROCESS RESEARCH AND DEVELOPMENT

       For the year ended December 31, 2000, we incurred a one-time charge of $30.8 million associated with the acquisition of AetherWorks. We valued the in-process research and development (IPR&D) acquired in the acquisition at $30.8 million based upon an independent appraisal of the development project for which technological feasibility had not been established and no alternative future uses exist. This product is being developed specifically for and is intended to have substantial incremental functionality, greatly improved speed and wider range of interfaces than our then current technology.

      The value of the IPR&D project identified was determined by estimating the future cash flows from the project, once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of March 16, 2000, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process was grouped into three phases with each phase containing between one and five milestones. The three phases were: (i) researching the market requirements and the engineering architecture and feasibility studies; (ii) design and verification; and (iii) prototyping and testing the product (both internal and customer testing). The AetherWorks project started in 1998. As of March 16, 2000, we estimated that the project was 75% complete.

      Subsequent to the acquisition of AetherWorks, unanticipated technological and design changes caused delays in bringing the project to technological feasibility. As of March 31, 2001, this project is approximately 95% complete and we expect to achieve technological feasibility during the third quarter of 2001. During the second and third quarters of 2001, we anticipate an additional $1 million in research and development costs related to this project. Development of the technology is a substantial risk to us due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies.

IMPAIRMENT OF LONG-LIVED ASSETS

      In the fourth quarter of 2000, after considering developments in the capital markets and telecommunications industry, the downturn in our market capitalization, our liquidity problems and the decrease in 2000 product sales, we reviewed the carrying value of our long-lived assets. Our long-lived assets are primarily goodwill and intangibles resulting from the acquisitions of OpenROUTE in 1999 and AetherWorks in the first quarter of 2000. We determined that these assets were impaired due to uncertainties in our sales forecasts resulting from past performance, liquidity and current industry conditions. We reviewed future undiscounted cash flows from OpenROUTE and AetherWorks acquired product lines and technologies and determined the related long-lived assets to be impaired. These assets with a combined carrying value of $92.8 million were written down in the fourth quarter to $28.3 million, their estimated fair value based upon discounted cash flows. As a result, we expect that our amortization of goodwill and acquired intangible assets in 2001 will be approximately $2.3 million per quarter.

AMORTIZATION OF ACQUIRED INTANGIBLES

      For the year ended December 31, 2000 amortization expense increased $27.3 million to $27.9 million from $0.6 million for the year ended December 31, 1999. The increase in amortization expense is associated with the goodwill generated from the OpenROUTE acquisition in December 1999 and the AetherWorks acquisition in March 2000.

STOCK COMPENSATION

      For the years ended December 31, 2000 and 1999, we incurred non-cash stock compensation expenses of $18.6 million and $18.8 million, respectively. These charges resulted from key employees employment contract provisions, stock option grants, accelerated options upon a change in control, accelerated vesting of terminated employees options, and options granted below fair market value.

      Based on the termination agreement with the former chief executive officer of OpenROUTE, we issued the former executive 100,000 shares of common stock and 100,000 options to acquire common stock at $6.00 per share, resulting in stock compensation expense of $4.7 million.

      In connection with the termination of certain employees during the years ended December 31, 2000 and 1999, we vested stock options that would have otherwise been forfeited, resulting in stock compensation expense in those years of $1.5 million and $1.0 million, respectively.

      In connection with the termination of certain employees during the year ended December 31, 2000, we extended the life of the stock options that would have otherwise been forfeited, resulting in stock compensation expense of $0.2 million. For the year ended December 31, 1999, we did not extend any stock options that would have otherwise been forfeited.

      In conjunction with the acquisition of AetherWorks, we issued 1.0 million options with an exercise price of $6.81 to the former AetherWorks employees. We recorded deferred compensation of $16.1 million for the difference between the option exercise price and the fair market value of the common stock on the date of grant. Compensation expense of $7.9 million was recorded for the year ended December 31, 2000.

      During the years ended December 31, 2000 and 1999, the stock compensation expense for options granted to employees and board members at below market value (excluding the 1.0 million options at the former AetherWorks employees discussed above), was $2.6 million and $1.4 million, respectively. At December 31, 2000, the remaining deferred compensation expense related to these grants is $0.3 million.

      In connection with the termination of an executive during the year ended December 31, 2000, we granted 500,000 stock options at an exercise price of $3.00 per share, which vest over a two-year period and expire five years from date of grant. The exercise price of 500,000 stock options was re-priced to $1.00 per share. We recorded stock compensation of $0.2 million for the year ended December 31, 2000.

      During the year ended December 31, 2000, in connection with general consulting services provided by non-employees during the year, we issued options to acquire 145,440 shares of common stock at an average exercise price of $3.51 per share. The fair value of the stock options was valued at $0.4 million, using the Black-Scholes pricing model and is reflected in stock compensation expense in the accompanying financial statements.

      During the year ended December 31, 2000, we established an advisory board and upon joining the advisory board and attending meetings, the advisory board members were granted a total of 135,000 stock options at an average exercise price of $15.18 per share. These options vest over a six to twelve month period and expire ten years from date of grant. The fair value of the stock options recorded as stock compensation for the year ended December 31, 2000 was value at $0.2 million, using the Black-Scholes pricing model.

      During the year ended December 31, 2000, in connection with legal services provided during the year, we issued warrants to purchase 65,000 shares of common stock at an exercise price of $12.43 per share. The fair market value of the warrants was valued at $0.4 million, using the Black-Scholes pricing model and were accounted for as stock compensation expense in the accompanying consolidated statements of operations.

      During the year ended December 31, 2000, in connection with general consulting services provided during the year, we issued warrants to purchase 510,000 shares of common stock at an average exercise price of $0.96 per share. The warrants vested upon the completion of the consulting services, which occurred in 2000. For the year ended December 31, 2000, the Company recorded compensation expense of $0.6 million.

RESTRUCTURING CHARGE

      For the year ended December 31, 1999, we incurred a restructuring charge of $0.9 million which included $0.8 million of accrued severance and benefit costs associated with a reduction-in-force of 36 employees across all functional areas of the company, and $0.1 million of accrued facility costs resulting from consolidation of facilities and premature termination of various office leases. We implemented the restructuring of operations to reduce and economize our work force as part of an overall plan to return to profitability. All of these accrued expenses were paid by December 31, 1999.

BAD DEBT EXPENSE

      Bad debt expense was $3.2 million for the year ended December 31, 2000, compared to $0.5 million for the year ended December 31, 1999, and $1.5 million for the year ended December 31, 1998. As a percentage of revenues, the provision for bad debt were approximately 11.9% for the year ended December 31, 2000, 1.7% for the year ended December 31, 1999, and 4.7% for the year ended December 31, 1998. The increase of $2.7 million in the 2000 bad debt expense was the result of writing off aged accounts receivable that were previously deemed collectible but which had continued to age beyond a period deemed reasonable for realization and $1.4 million resulting from one customer filing bankruptcy.

INTEREST EXPENSE AND INTEREST INCOME

      Interest expense for the year ended December 31, 2000 decreased $147,000 or 37.7% to $243,000 as compared to interest expense of $390,000 for the year ended December 31, 1999. Interest income for the year ended December 31, 2000 increased to $365,000 or 172.2% to $577,000 compared to interest expense of $212,000 for the year ended December 31, 1999.

ACCOUNTS RECEIVABLE, NET

      Net receivable for the year ended December 31, 2000 decreased $8.1 million or 83.5% to $1.6 million from $9.7 million for the year ended December 31, 1999. The decrease in accounts receivable is a result of decreased sales and increased bad debt reserve during 2000. For the year ended December 31, 1999 net accounts receivable increased $2.2 million or 29.3% to $9.7 million from $7.5 million for the year ended December 31, 1998. The increase in accounts receivable is primarily a result of increased sales of $1.8 million during the fourth quarter of 1999. As a percentage of total revenues, net accounts receivable for the year ended December 31, 2000 was 5.9% compared to 31.0% for the year ended December 31, 1999 and 24% for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, we had approximately $4.7 million in cash and cash equivalents. Total current liabilities as of December 31, 2000 were approximately $20.4 million and exceeded current assets by approximately $7.6 million. Since year-end, we have raised approximately $6.2 million in equity financing. We will require additional financing by May 2001 to continue operations. If financing are insufficient or unavailable or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we would further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

      We have a payment obligation of approximately $6.4 million to SMTC a contract manufacturer of substantially of all our products. A majority of our inventory is at SMTC's premises. In 2001, we negotiated a payment schedule with SMTC and delivered an unsecured promissory note to them. The note requires principal payments through December 2001 together with interest at an annual rate of 12%. Until SMTC has been repaid, we are required to pay in advance for all fabrication costs. If we do not adhere to the payment schedule, SMTC has informed us that they will not ship any products on our behalf. If we are unable to raise sufficient capital to adhere to the payment schedule and the manufacturer ceases to ship products on our behalf, then a material and adverse result to our revenues could occur.

      To meet our operating requirements for 2001, we will have to generate additional equity or cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or one or more strategic partnerships. Although we believe we have the ability to generate additional equity and cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable. If we are unable to generate additional equity and adequate cash, there will be a material and adverse effect on our business and financial condition, to the extent that a sale, liquidation or restructuring will be required, in whole or in part. We have implemented cost control measures and we are continually evaluating expense levels to mitigate our liquidity risk. Our return to profitability is also dependent on our ability to improve our customer service, operational, financial and management information systems, including our contract management, inventory management and other systems.

      The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. In their report on our December 31, 2000 financial statements, our independent public accountants expressed substantial doubt as to our ability to continue as a going concern.

      For the year ended December 31, 2000, we used $21.2 million of cash in operations compared to generating cash from operations of $1.0 million for the year ended December 31, 1999. This decrease in cash from operations was due to the Company's operating losses. Non-cash items consisting of depreciation and amortization of $31.4 million, stock compensation expense of $18.6 million, in-process research and development expense of $30.8 million and an impairment charge of $64.5 million contributed to the loss of $180.7 million. Inventory levels at December 31, 2000 increased $0.6 million to $4.9 million compared to $4.3 million at December 31, 1999. This increase is the result of lower than expected sales during the year ended December 31, 2000 offset by additional inventory reserves.

      Capital expenditures for the years ended December 31, 2000 and 1999 were $1.1 million and $1.3 million for the year ended December 31, 1998.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

      The following important factors, among others, could cause our actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

TO DATE, WE HAVE INCURRED SUBSTANTIAL NET LOSSES, AND IF THIS CONTINUES, WE MAY BE UNABLE TO MEET OUR WORKING CAPITAL REQUIREMENTS

      For the years ended December 31, 2000 and 1999, respectively, we incurred net losses of approximately $180.7 million and $26.2 million and, on a pro forma basis, after giving effect to our December 1999 merger with OpenROUTE Networks, Inc. and our March 2000 acquisition of AetherWorks Corporation, we would have had a net loss of approximately $89.8 million and $88.3 million for the years ended December 31, 2000 and 1999, respectively. These losses present a significant risk to our stockholders. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and other payment obligations, which would have a material adverse effect on our business, financial condition and results of operation and the price of our common stock. In addition, if we cannot return to sustained profitability we will be forced to sell all or part of our business, liquidate or seek to reorganize.

WE REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS, AND WE CANNOT BE CERTAIN THAT THE NECESSARY FUNDS WILL BE AVAILABLE

      Our ability to return to and maintain profitability is largely dependent upon our ability to introduce new products and technologies and expand our sales efforts in new geographic and product markets. These activities require substantial capital, and if we do not have access to sufficient funds, either from our own operations or through third party financing, our ability to make these necessary expenditures will be limited. Our current available cash and our anticipated cash from operations are insufficient to fund our operations until we are able to attain profitability, and the audit report of our independent public accountants reflects this contingency. Accordingly, we will require third party financing in order to continue our operations. We cannot assure you that we will be able to obtain financing on terms favorable to us, or at all. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling assets, there can be no assurance that we will be able to negotiate a favorable price for those assets or that the loss of those assets will not affect our future business prospects. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to limit our marketing and product development activities or other operations, or otherwise modify our business strategy. These actions, if taken, could increase the difficulties we face in returning to sustained profitability.

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

WE HAVE A SIGNIFICANT PAYMENT OBLIGATION TO OUR PRIMARY MANUFACTURER, AND IF WE DO NOT MAINTAIN OUR PAYMENT SCHEDULE THE MANUFACTURER MAY CEASE SHIPPING OUR PRODUCTS

      We authorized our primary manufacturer to purchase a substantial amount of parts, materials and long lead-time items during 2000 in anticipation of a significant increase in product sales during the year. Our sales did not reach the levels we expected, and we have not utilized a substantial amount of the raw materials. Accordingly, we have a payment obligation of approximately $6.4 million to the manufacturer to pay for the cost of these materials. We have agreed upon a payment schedule with the manufacturer, and during the period we are paying down the obligation the manufacturer is requiring us to pay in advance for all fabrication costs. If we do not adhere to the payment schedule or if we do not pay fabrication costs in advance, the manufacturer has expressed its intent not to ship any products on our behalf. We must raise additional capital to maintain this payment schedule and pay the fabrication costs. If we are unable to raise sufficient capital to adhere to the schedule and the manufacturer ceases to ship products on our behalf, then a material and adverse result to our revenues could occur. Also, if the manufacturer brings a legal action to collect the outstanding amount, we do not have sufficient current financial resources to pay this obligation.

WE ARE EXPOSED TO POTENTIAL DELAYS IN PRODUCT SHIPMENTS BECAUSE WE CONTRACT OUT PRODUCT MANUFACTURING AND SOME COMPONENTS FOR OUR PRODUCTS ARE AVAILABLE ONLY FROM A SINGLE SUPPLIER OR A LIMITED NUMBER OF SUPPLIERS

      We rely on others to manufacture our products and product components and this dependence exposes us to potential interruptions or delays in product delivery. An interruption could have a short- term effect on our revenues and a longer-term effect on our ability to market our products. Currently, we rely on a single contract manufacturer to assemble and test our voice products. Also, some of the components we use in our products are available from only one source or a limited number of suppliers. Although we have been able to obtain our products and these components to date, our inability to develop alternative sources if and as required in the future, or to obtain sufficient sole source or limited source components as required, could result in delays or reductions in product shipments.

OUR BUSINESS WILL SUFFER IF WE LOSE CERTAIN KEY PERSONNEL OR FAIL TO ATTRACT AND RETAIN OTHER QUALIFIED PERSONNEL

      The success of our business is dependent, to a significant extent, upon the abilities and continued efforts of our management, sales and engineering personnel, many of whom would be difficult to replace. We do not have employment contracts with all of our key employees and we do not have "key man" life insurance on any of our officers or directors.

      Our success will also depend on our ability to attract, retain and motivate qualified management, sales and engineering executives and other personnel who are in high demand and who often have multiple employment options. In addition, as a result of the changes to technology-based industries, and particularly telecommunications companies, over the past year, many employees that we would like to retain may decide to pursue other opportunities or we may be forced to increase their compensation to retain them. The loss of the services of key personnel, or the inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our business, financial condition, results of operations and the price of our common stock.

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

      If any of our proprietary rights are successfully challenged or circumvented by competitors, or if other companies are able to market functionally similar products, systems or processes without infringing our proprietary rights, then our results of operations and the value of our common stock could be materially and adversely affected. In addition, legal proceedings to enforce intellectual property rights are expensive given the technical nature of the legal and functional analysis. Given our current financial condition, we could experience difficulty funding enforcement of our intellectual property rights.

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE

      The market price of our common stock has been and can be expected to be significantly affected by factors such as:

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

OUR STOCK PRICE IS CURRENTLY BELOW THE MINIMUM THRESHOLD REQUIRED BY THE NASDAQ STOCK MARKET, AND IF OUR STOCK PRICE DOES NOT RISE ABOVE $1 PER SHARE WE MAY BE DELISTED BY THE NASDAQ STOCK MARKET

      On April 9, 2001, the last reported bid price of our common stock on the Nasdaq Stock Market was $0.76 per share, and our stock price has been below $1 per share since March 23, 2001. Under the listing requirements of the Nasdaq Stock Market, on which our common stock is listed for trading, if the bid price for our common stock remains below $1 per share for 30 consecutive business days we expect to be put on notice of the listing deficiency. If our bid price per share does not then equal or exceed $1 per share for 10 consecutive business days in the 90 calendar day period after we are notified by Nasdaq of the listing deficiency, then our common stock may be delisted from the Nasdaq Stock Market.

WE RECENTLY RE-PRICED SUBSTANTIALLY ALL OF OUR STOCK OPTIONS TO A LOWER EXERCISE PRICE, AND THE RESULTING ACCOUNTING CHARGES MAY CAUSE OUR FUTURE EARNINGS TO FLUCTUATE WIDELY

      As part of a program to retain our employees, we adopted a program to re-price the options of our current employees. We also re-priced the options issued to our board of directors and to our chairman of the board. Under the program, each of these persons will exchange their current stock options for newly issued stock options with an exercise price of $0.75 per share. Although each employee may elect not to participate in the program, we expect that approximately 10 million options will be exchanged to obtain the lower exercise price. Under applicable accounting rules, we will have to account for future variations in the price of our common stock above $0.75 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of our common stock in that quarter. Accordingly, our operating results and earnings per share will be subject to potentially significant fluctuations based upon changes in the market price of our common stock.

OUR CERTIFICATE OF INCORPORATION AND BY-LAWS CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL

      Provisions of our certificate of incorporation and by-laws may have the effect of discouraging, delaying or preventing a take-over attempt that could be in the best interests of our stockholders. These include provisions that:

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

RAPIDLY CHANGING TECHNOLOGY MAY MAKE OUR PRODUCTS OBSOLETE OR UNMARKETABLE

      We have focused our products on the edge of the Internet and telephony. This market is characterized by rapid technological change, frequent new product introduction and evolving industry standards. The introduction of products embodying new technologies by our competitors and the emergence of new industry standards could render our existing products obsolete and could cause new products to be unmarketable. Under these circumstances, our revenue would be adversely affected.

      Our success will depend on the ability to address the increasingly sophisticated needs of customers, to enhance existing products and to develop and introduce, on a timely basis, new competitive products that keep pace with technological development and emerging industry standards. If we cannot successfully identify, manage, develop manufacture or market products enhancements or new products, our business will be materially and adversely affected.

WE HAVE ADOPTED A NEW MANAGEMENT INFORMATION SYSTEM AND IF WE CANNOT INTEGRATE THIS SYSTEM WE MAY HAVE DIFFICULTY EFFECTIVELY MANAGING OUR BUSINESS AND PREPARING TIMELY FINANCIAL REPORTS

      We adopted a new comprehensive management information system, and we are still in the process of implementing the installation and integrating the operations of OpenROUTE and AetherWorks, the companies we acquired in December 1999 and March 2000. If we are unable to fully implement and integrate this system, we could have difficulties in preparing and maintaining the systems and reports we need to effectively manage our business and ensure timely financial reporting. These difficulties could result in adverse effects on our business.

A PORTION OF OUR REVENUES ARE DERIVED FROM INTERNATIONAL SALES, WHICH ARE SUBJECT TO FOREIGN REGULATORY STANDARDS AND CURRENCY EXCHANGE RATE FLUCTUATIONS

      International sales accounted for 48% and 47% of our total revenues in 2000 and 1999, respectively, and international sales will continue to be significant to us. The conduct of international operations subjects us to certain risks. Foreign regulatory bodies continue to establish standards different from those in the United States, and our products are designed generally to meet those standards. Our inability to design products in compliance with such foreign standards could have an adverse effect on our operating results. Also, our international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs and difficulties in obtaining export licenses. We do not expect that we will hedge against fluctuations in currency exchange rates.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are not a party to any market risk sensitive instrument that is material to us, our financial position or results of operations, either for trading purposes or otherwise.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nx Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Nx Networks, Inc. (a Delaware corporation, formerly Netrix Corporation) and subsidiaries (together the "Company"), as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nx Networks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has liquidity problems. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                             ARTHUR ANDERSEN LLP



Vienna, Virginia
April 9, 2001

                                NX NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                   2000      1999      1998
                                                   ----      ----      ----

  Revenues:
       Product                                    $19,730  $24,505  $21,840
       Service                                      7,485    6,740    9,642
                                                  -------  -------- -------
              Total revenues                       27,215   31,245   31,482
                                                  -------  -------  -------
  Cost of revenues:
       Product                                     17,709   11,758   10,939
       Service                                      4,891    4,777    5,155
                                                  -------  -------  -------
             Total cost of revenues                22,600   16,535   16,094
                                                  -------  -------  -------
                    Gross profit                    4,615   14,710   15,388
                                                  -------  -------  -------
  Operating expenses:
    Sales and marketing (exclusive of stock
      compensation of $2,027, $0 and
        $0 in 2000, 1999 and 1998, respectively)   13,382    6,468    9,292
    Research and development (exclusive of
      stock compensation of $8,146, $11 and $0
       in 2000, 1999 and 1998, respectively)       16,696    7,043    6,771
    General and administrative (exclusive of
       stock compensation of $8,458, $18,767
       and $0 in 2000, 1999 and 1998,
        respectively)                              10,705    4,937    4,059
    In-process research and development            30,800       --       --
    Impairment of acquired intangibles and
       goodwill                                    64,500       --       --
    Amortization of acquired intangibles and
       goodwill                                    27,890      636      265
    Stock compensation                             18,631   18,778       --
    Bad debt expense                                3,239      540    1,489
    Restructuring charge                              --      900       --
                                                 --------  -------   -------
                  Total operating expenses        185,843   39,302   21,876
                                                 --------  -------   -------
                  Loss from operations           (181,228) (24,592)  (6,488)
  Interest expense                                  (243)    (390)    (183)
  Interest income                                     577      212      154
  Other income, net                                   226       --       --
                                                 --------  -------   -------
                 Loss before income taxes        (180,668) (24,770)  (6,517)
  Provision for income taxes                           --       --       --
                                                 --------  -------   -------
                 Net loss                        (180,668) (24,770)  (6,517)
  Dividends and accretion on preferred stock           (1)  (1,399)      --
                                                 --------  -------   -------
                 Net loss attributable to common
                   stockholders                 $(180,669)$(26,169)  (6,517)
                                                ========= ========  =======

  Basic and diluted net loss per share          $ (5.31)   $ (2.17) $ (0.60)
                                                ========= ========  =======
  Basic and diluted weighted average shares
  outstanding                                      34,037   12,074   10,891
                                                =========   ======   ======

      The accompanying notes are an integral part of these consolidated financial statements.

                                NX NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                AS OF DECEMBER 31,
                                                           --------------------------
                                                               2000           1999
                                                               ----           ----
                                     ASSETS
Current assets:
   Cash and cash equivalents                                 $   4,659    $   5,930
   Accounts receivable, net of allowance of $5,186 and
     $2,902, respectively                                        1,604        9,697
   Stock subscription receivable, subsequently
     collected                                                   1,147         --
   Inventories                                                   4,928        4,304
   Other current assets                                            512          531
                                                              --------     --------
          Total current assets                                  12,850       20,462
                                                              --------     --------

Property and equipment, net                                      3,508        4,560
Deposits and other assets                                          605           78
Goodwill and acquired intangibles, net of accumulated
amortization of $30,238 and $2,348, respectively                28,292       70,153
                                                              --------     --------
Total Assets                                                 $  45,255     $ 95,253
                                                             =========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                          $    --      $   1,059
     Accounts payable                                            7,391        6,703
     Accrued liabilities                                         6,704        4,680
     Note payable to vendor                                      6,353         --
                                                              --------     --------
Total current liabilities                                       20,448       12,442
                                                              --------     --------
Long-term liabilities:
     Other                                                         351          352
     Redeemable warrants                                           384         --
                                                              --------     --------
Total long-term liabilities                                        735          352
                                                              --------     --------
     Total liabilities                                          21,183       12,794
Series B redeemable, convertible preferred
  stock, $0.05 par value; 640,000 shares
   authorized; 333,333 shares issued and
    outstanding (aggregate liquidation
    preference of $2,117)                                        2,117         --
                                                              --------     --------
Commitments and contingencies
Stockholders' equity:
     Series A preferred stock, $0.05 par
     value; 1,000,000 shares authorized; none
     issued and outstanding                                       --           --
     Common stock, $0.05 par value; 55,000,000
     and 36,800,000 shares authorized; 40,606,000
     and 29,260,000 shares issued and outstanding,
     respectively                                                2,030        1,463
     Additional paid-in capital                                277,778      151,694
     Deferred compensation                                      (8,460)        --
     Note receivable from stockholder                           (1,000)        --
     Warrants                                                    4,749        2,041
     Accumulated other comprehensive loss                          (30)        (296)
     Accumulated deficit                                      (253,112)     (72,443)
                                                              --------     --------
          Total stockholders' equity                            21,955       82,459
                                                              --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  45,255    $  95,253
                                                             =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NX NETWORKS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                     SERIES A              ADDITIONAL
                                     COMPREHENSIVE   PREFERRED   COMMON     PAID-IN      DEFERRED
                                         LOSS         STOCK      STOCK      CAPITAL    COMPENSATION
                                         ----         -----      -----      -------    ------------

Balance, December 31, 1997                           $    --     $  480    $  55,774      $    --
Stock options exercised                                   --          2           59           --
Proceeds from private placement,
net                                                       --         88        1,988           --
Warrants issued in connection
private placement                                         --         --         (257)          --
Employee stock purchase plan                              --          5          115           --
Net loss                              $  (6,517)          --         --           --           --
Cumulative translation adjustment          (103)          --         --           --           --
                                      ---------
Comprehensive loss                    $  (6,620)          --         --           --           --
                                      =========      -------     ------    ---------      -------
Balance, December 31, 1998                                --        575       57,679           --

Issuance of preferred stock and
warrants, net                                          3,713         --           --           --
Dividends and accretion on
preferred stock                                        1,399         --           --           --
Dividends paid on preferred stock                       (108)        --           --           --
Conversion of preferred stock to
common stock                                          (5,004)        74        4,930           --
Stock options exercised                                   --         14          865           --
Employee stock purchase plan                              --          1           47           --
Compensation expense recorded on
stock options to employees and
board members                                             --         --        2,403           --
Stock compensation expense
pursuant to employment agreement                          --         --       16,375           --
Warrants issued for services
provided                                                  --         --           --           --
Stock, warrants and options issued
for acquisition of OpenROUTE                              --        799       69,395           --
Net loss                              $ (24,770)          --         --           --           --
Cumulative translation adjustment          (176)          --         --           --           --
                                      ---------
Comprehensive loss                    $ (24,946)          --         --           --           --
                                      =========      -------     ------    ---------      -------
Balance, December 31, 1999                                --      1,463      151,694           --

Stock, warrants and options issued
for acquisition of AetherWorks                            --        278       69,447           --
Note receivable from stockholder                          --         --           --           --
Issuance of common stock                                  --        100       24,986           --
Stock issuance to executive                               --          5        2,670           --
Compensation expense recorded
on stock options to employees and
board members                                             --         --       23,446       (8,460)
Warrants issued for services
provided                                                  --         --           --           --
Exercise of options and warrants                          --        181        5,447           --
Employee stock purchase plan                              --          3           88           --
Dividends on preferred stock                              --         --           --           --
Net loss                              $(180,668)          --         --           --           --
Cumulative translation adjustment           266           --         --           --           --
                                      ---------
Comprehensive loss                    $(180,402)          --         --           --           --
                                      =========      -------     ------    ---------      -------

Balance, December 31, 2000                           $    --     $2,030    $ 277,778      $(8,460)
                                                     =======     ======    =========      =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NX NETWORKS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                        NOTE                    ACCUMULATED
                                     RECEIVABLE                    OTHER
                                        FROM                   COMPREHENSIVE  ACCUMULATED
                                    STOCKHOLDER     WARRANTS       LOSS         DEFICIT     TOTAL
                                    -----------     --------   -------------  ----------    -----

Balance, December 31, 1997            $    --         $  --         $ (17)      $(39,757)   16,480
Stock options exercised                    --            --            --             --        61
Proceeds from private placement,
net                                        --            --            --             --     2,076
Warrants issued in connection
private placement                          --           257             --            --        --
Employee stock purchase plan               --            --             --            --       120
Net loss                                   --            --             --       (6,517)    (6,517)
Cumulative translation adjustment          --            --           (103)           --      (103)
Comprehensive loss                         --            --             --            --        --
Balance, December 31, 1998                 --           257           (120)      46,274)    12,117


Issuance of preferred stock and
warrants, net                              --           251             --            --     3,964
Dividends and accretion on
preferred stock                            --            --             --       (1,399)        --
Dividends paid on preferred stock          --            --             --            --      (108)
Conversion of preferred stock to
common stock                               --            --             --            --        --
Stock options exercised                    --            --             --            --       879
Employee stock purchase plan               --            --             --            --        48
Compensation expense recorded on
stock options to employees and
board members                              --            --             --            --      2,403
Stock compensation expense
pursuant to employment agreement           --            --             --            --     16,375
Warrants issued for services
provided                                   --           179             --            --        179
Stock, warrants and options issued
for acquisition of OpenROUTE               --         1,354             --            --     71,548
Net loss                                   --            --             --      (24,770)    (24,770)
Cumulative translation adjustment          --            --           (176)           --       (176)
Comprehensive loss                         --            --             --            --         --
                                    ---------        ------         ------      --------    -------
Balance, December 31, 1999                 --         2,041           (296)     (72,443)     82,459

Stock, warrants and options issued
for acquisition of AetherWorks             --         1,066             --            --     70,791
Note receivable from stockholder       (1,000)           --             --            --     (1,000)
Issuance of common stock                   --            --             --            --     25,086
Stock issuance to executive                --            --             --            --      2,675
Compensation expense recorded
on stock options to employees and
board members                              --            --             --            --     14,986
Warrants issued for services
provided                                   --           970             --            --        970
Exercise of options and warrants           --           672             --            --      6,300
Employee stock purchase plan               --            --             --            --         91
Dividends on preferred stock               --            --             --           (1)        (1)
Net loss                                   --            --             --     (180,668)  (180,668)
Cumulative translation adjustment          --            --            266            --       266
Comprehensive loss                         --            --             --            --        --
                                    ---------        ------         ------     ---------  ---------
Balance, December 31, 2000            $(1,000)       $4,749         $  (30)    $(253,112)  21,955
                                    =========        ======         ======     =========  =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 NX NETWORKS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             2000           1999            1998
                                                             ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(180,668)     $ (24,770)        $(6,517)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
   Depreciation and amortization of property and equipment      3,550          1,963           2,457
   Amortization of acquired intangibles and goodwill           27,890            636             265
   Impairment of acquired intangibles and  goodwill            64,500           --              --
   In-process research and development                         30,800           --              --
   Non-cash interest expense pursuant to
     issuance of warrants                                          --            179            --
   Stock compensation expense                                  18,631         18,778            --
   Changes in assets and liabilities, net of
     effect of acquisitions:
      Accounts receivable                                       8,093           (443)         (1,287)
      Inventories                                                (624)         2,821           2,770
      Other current assets                                       (485)           180             619
      Accounts payable                                          6,243          1,845               9
      Accrued liabilities                                       1,113           (522)           (352)
      Other long-term liabilities                                (202)           352             (97)
                                                             ---------        -------        --------
   Net cash (used in) provided by operating
      activities                                              (21,159)         1,019          (2,133)
                                                             ---------        -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         (1,061)        (1,107)         (1,311)
   Cash paid for acquisitions, net of cash
     acquired                                                  (9,584)            32            --
   Payments on capital leases                                    (504)          --              --
   Note receivable from stockholder                            (1,000)          --              --
                                                             ---------        -------        --------
      Net cash used in investing activities                   (12,149)        (1,075)         (1,311)
                                                             ---------        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under line of credit, net                         (1,059)        (1,109)          1,020
   Proceeds from issuance of common stock                      25,086           --              --
   Proceeds from private placement, net                          --             --             2,076
   Proceeds from issuance of preferred stock, net               2,000          3,964            --
   Cash dividends paid on preferred stock                        --             (108)           --
   Proceeds from exercise of stock options and warrants         5,653            879              61
   Proceeds from employee stock purchase plan                      91             48             120
                                                             ---------        -------        --------
      Net cash provided by financing activities                31,771          3,674           3,277
                                                             ---------        -------        --------
Effect of foreign currency exchange rate changes
  on cash and cash equivalents                                    266           (176)           (103)
                                                             ---------        -------        --------
Net (decrease) increase in cash and cash
  equivalents                                                  (1,271)         3,442            (270)
Cash and cash equivalents, beginning of period
                                                                5,930          2,488           2,758
                                                             ---------        -------        --------
Cash and cash equivalents, end of period                     $  4,659          5,930         $ 2,488
                                                             =========        =======        ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                    $    243       $    390        $    183
                                                             ========       ========        ========
   Stock subscription receivable from exercise
     of options and warrants                                 $    647       $   --          $   --
                                                             ========       ========        ========

   Stock subscription receivable from issuance
    of series B preferred stock                              $    500       $   --          $   --
                                                             ========       ========        ========
   Note payable to vendor                                    $  6,353       $   --          $   --
                                                             ========       ========        ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NX NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY:

BUSINESS DESCRIPTION

Nx Networks, Inc. ("Nx Networks" or the "Company") a Delaware Corporation (formerly Netrix Corporation), is a provider of internet telephony and data networking solutions. The Company combines patented, switched, compressed voice and data technology with advanced packet data networking capabilities to provide networking solutions that improve network performance and deliver an array of tangible network services. The Company is headquartered in Herndon, Virginia and conducts operations out of its locations in the United States and the United Kingdom. The Company's customers include service providers, multinational corporations and government agencies.

GOING CONCERN AND OTHER IMPORTANT FACTORS

The Company has reported a net loss in each of the last six years. The Company's ability to generate operating income is in large part dependent on its success at increasing sales of its products and/or controlling costs. The Company's plan to increase revenue through sales of its products continues to evolve; however, due to market conditions, competitive pressures and other factors beyond its control there can be no assurance that the Company will be able to adequately increase product sales in the future. The success of the Company is also dependent on its ability to generate adequate cash for operations and capital needs. For the year ended December 31, 2000, the Company's operating activities used cash of approximately $21.2 million primarily due to continued losses from operations. As of December 31, 2000, the Company had approximately $4.7 million in cash and cash equivalents. Total current liabilities as of December 31, 2000, were approximately $20.4 million and exceeded current assets by approximately $7.6 million. Since year-end, the Company has raised approximately $6.2 million in equity financing. The Company will require additional funding by May 2001 to continue operations. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

As of December 31, 2000, the Company has a payment obligation of approximately $6.4 million to SMTC, its third party contract manufacturer of substantially all of its products. A majority of the Company's inventory is at SMTC's premises. In 2001, the Company negotiated a payment schedule with SMTC and delivered an unsecured promissory note to SMTC (see Note 5). Until SMTC has been repaid, the Company is required to pay in advance for all fabrication costs. If the Company does not adhere to the payment schedule, SMTC has informed the Company that they will not ship any products on its behalf. If the Company is unable to raise sufficient capital to adhere to the payment schedule and the manufacturer ceases to ship products on the Company's behalf, then a material and adverse result to the Company's operations could occur.

To meet its operating requirements for the remainder of 2001, the Company will have to generate additional equity or cash through other means, which may include the sale of assets, including intellectual property and proprietary technology, the sale of equity, additional borrowings, the sale of selected operations, or establishing one or more strategic partnerships. Although the Company believes it has the ability to generate additional equity and cash through such sales and borrowings, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional equity and adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole, or in part. The Company's return to profitability also depends upon the Company's ability to improve its customer service, operational, financial and management information systems, including its contract management, inventory management and other systems.

The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's operations are subject to certain risks and uncertainties including, among others, rapidly changing technology and markets, current and potential competitors with greater financial, technological, production and marketing resources, reliance on certain sole source suppliers and third party contract manufacturers, and dependence on key management personnel. Future operating results may be affected by a number of other factors including the timing of new products in the market place, competitive pricing pressures and economic conditions. As the market for the Company's products is characterized by rapidly changing technology, the development, introduction and evolution of the competitive products may require a significant investment of financial resources. While the Company has generally been able to obtain adequate supplies of components to date, the interruptions or termination of the Company's current manufacturing relationship could have an adverse effect on the Company's operating results.

MERGERS AND ACQUISITIONS

ACQUISITION OF OPENROUTE

On December 22, 1999, the Company completed the merger of OpenROUTE Networks ("OpenROUTE") with and into the Company, pursuant to the terms of the Agreement and Plan of Merger dated September 30, 1999. Under the terms of the transaction, the holders of OpenROUTE common stock and stock options received one share of Netrix common stock for each OpenROUTE share converted. This resulted in the issuance of 15,989,566 shares of common stock to the former OpenROUTE stockholders. The issued shares were valued at $3.90 per share, which is the average of the closing prices for the three days before and after the public announcement of the merger. Options to acquire 2,387,175 shares of common stock were issued to OpenROUTE employees for options to acquire OpenROUTE common stock. These options were valued at approximately $7.9 million using the Black-Scholes model assuming 130 percent volatility, a risk free interest rate of 6.30 percent and an exercise period of three years and have been included in the purchase price of OpenROUTE. The transaction has been accounted for under the purchase method of accounting and the operating results of OpenROUTE have been included in the accompanying consolidated statements of operations from the date of acquisition.

The purchase price of OpenROUTE was $72.2 million, including transaction costs of $1.9 million. The acquisition cost exceeded the estimated fair market value of tangible net assets acquired by $70.2 million and is considered goodwill and acquired intangibles. The net purchase price was allocated as follows (in thousands):

      Current assets                             $ 4,558
      Property and equipment                       1,482
      Goodwill and acquired intangibles           70,222
      Current liabilities                         (4,103)
                                                ---------
            Total                                $72,159
                                                =========

The value assigned to acquired intangible assets and goodwill consisted of the following (in thousands):

      Assembled workforce                        $ 1,000
      Service contracts                            1,000
      Software license                             5,300
      Goodwill                                    62,922
                                                --------
            Total                                $70,222
                                                ========

The amount allocated to acquired intangibles and goodwill is being amortized over their estimated useful lives of 4 years using the straight-line method (see
Note 2).

ACQUISITION OF AETHERWORKS

On March 16, 2000, the Company completed the merger of AetherWorks Corporation ("AetherWorks"), a development stage company with no revenue since its inception in 1993, with and into a wholly-owned subsidiary of the Company, pursuant to the terms of the Agreement and Plan of Acquisition ("Agreement") dated December 31, 1999. The acquisition was accounted for under the purchase method of accounting.

Under the terms of the AetherWorks transaction, the holders of AetherWorks common stock, warrants and stock options converted at a rate of 1.38 shares of Nx Networks common stock, warrants, and stock options. The Company issued 2,301,436 shares of common stock and 867,687 warrants and options to acquire the outstanding AetherWorks common stock. The Company's shares were valued at $22.94, the average of closing prices for three days before and after March 16, 2000. The warrants and options issued were valued at approximately $18.0 million using the Black-Scholes model assuming 130 percent volatility, a risk free interest rate of 6.3 percent and an expected life of three years. Pursuant to the Agreement, the Company settled an $8.0 million obligation of AetherWorks upon the closing of the acquisition.

At closing, the Company also issued to AetherWorks' employees options to acquire a total of 1.0 million shares of its common stock. The options have an exercise price of $6.81 per share and vest quarterly until January 1, 2002. The Company recorded deferred compensation expense of $16.1 million for the difference between the exercise price and the fair market value of the stock on the date of grant. This expense will be amortized over the options vesting period of which approximately $7.9 million was expensed in the year ended December 31, 2000.

Pursuant to the Agreement, the Company was required to issue additional shares of common stock if the average closing price of the Company's common stock for the fifteen-day trading period ending October 31, 2000, did not equal or exceed $22.50 per share, provided that the total number of shares of common stock issued would not exceed 19.9% of the total of the Company's outstanding common stock on March 16, 2000. Under the Agreement, the Company was also required to make an equivalent adjustment to the warrants and options to proportionately increase the number of shares and reduce the per share exercise price. The Company's common stock had an average closing price of $2.93 during the fifteen-day trading period ended October 31, 2000.

On December 29, 2000, the Company entered into a settlement agreement (the "Settlement") with the former owners of AetherWorks, to issue 4,777,973 additional shares of the Company's common stock, as well as additional options and warrants to acquire 1,846,551 shares of the Company's common stock. Pursuant to the Agreement and the Settlement, the exercise price of the majority of the options and warrants was reduced to $1.60 per share. The listing requirements of the NASDAQ Stock Market prohibit the Company from issuing more than 19.9% of its common stock in a merger transaction without obtaining the consent of the Company's stockholders. As of December 31, 2000, 3,262,160 of the additional 4,777,973 common shares were issued and outstanding. The remaining 1,515,813 shares were issued upon stockholder approval on March 6, 2001.

The purchase price of AetherWorks, including transaction costs of $0.4 million was $79.1 million. A summary of assets and liabilities acquired, at estimated fair market value was as follows (in thousands):

      Current assets                              $  99
      Property and equipment                      1,403
      Assembled workforce                           300
      In-process research and development        30,800
      Goodwill                                   50,229
      Current liabilities                        (3,700)
                                               ---------
            Total                               $79,131
                                               =========

The amount allocated to acquired intangibles and goodwill is being amortized over their estimated useful lives of 4 years using the straight-line method (see
Note 2).

The Company valued in-process research and development ("IPR&D") acquired in the acquisition at $30.8 million based upon an independent appraisal of the development project for which technological feasibility had not been established and no alternative future uses exist. The Company's acquired IPR&D project is targeted at the telecommunications market. This product is being developed specifically for and is intended to have substantial incremental functionality, greatly improved speed and wider range of interfaces than the Company's then current technology.

The value of the IPR&D project identified was determined by estimating the future cash flows from the project, once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of March 16, 2000, as compared to the remaining research and development to be completed to bring the project to technological feasibility. The development process was grouped into three phases with each phase containing between one and five milestones. The three phases were: (i) researching the market requirements and the engineering architecture and feasibility studies; (ii) design and verification; and (iii) prototyping and testing the product (both internal and customer testing). The AetherWorks project started in 1998. As of March 16, 2000, the Company estimated that the project was 75% complete. Development of the technology was a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer needs and competitive threats from other companies.

The unaudited pro forma information presented for the years ended December 31, 2000, 1999, and 1998, reflects the acquisitions of AetherWorks and OpenROUTE as if the acquisitions had occurred on January 1, 1999 and 1998, respectively, excluding the one time $30.8 million IPR&D charge in connection with the AetherWorks acquisition and the $64.5 million impairment of acquired intangibles and goodwill (see Note 2). The results are not necessarily indicative of future operating results or `of what would have occurred had the acquisition actually been consummated on that date (in thousands, except per share data):

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                             2000        1999        1998
                                                             ----        ----        ----
                                                                  (unaudited)
Revenues                                                   $  27,215    $  43,624   $  45,808
Net loss attributable to common stockholders               $(154,294)   $ (88,334)  $ (35,932)
Net loss per share attributable to common stockholders     $   (3.93)   $   (2.92)  $   (1.34)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Nx Networks, Inc., and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated upon consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107") requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. Due to their short-term nature, the carrying amounts reported in the balance sheet approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and notes payable.

RECLASSIFICATIONS

Certain amounts have been reclassified in the prior year financial statements to conform with the current year presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market, using the first-in, first-out ("FIFO") method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost or fair value at the date of acquisition and depreciated on a straight-line basis over the following estimated useful lives:

Manufacturing and test equipment  3-5 years
Office furniture and equipment    5 years
Purchased software                3 years
Leasehold improvements            Shorter of useful life or remaining lease term


ACQUIRED INTANGIBLE ASSETS AND GOODWILL

Acquired intangible assets including assembled workforce, service contracts and software licenses together with goodwill are amortized over their expected useful lives of four years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets, including property and equipment, acquired intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future, undiscounted, net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their fair value.

In the fourth quarter of 2000, after considering developments in the capital markets and telecommunications industry, the downturn in the Company's market capitalization, the Company's liquidity problems and the decrease in 2000 product sales, the Company reviewed the carrying value of its long-lived assets. The Company's long-lived assets are primarily goodwill and acquired intangibles resulting from the acquisitions of OpenROUTE in 1999 and AetherWorks in the first quarter of 2000. Specifically, the Company's original estimates for timing and volume of product sales for AetherWorks' products have not materialized. Additionally, actual sales of OpenROUTE's products were lower in 2000 then they were in 1999. While management remains optimistic about its products, the Company determined that these acquired intangible assets and goodwill were impaired due to uncertainties in the Company's sales forecasts resulting from past performance, liquidity and current industry conditions. The Company reviewed future undiscounted cash flows from the acquired product lines of AetherWorks and OpenROUTE, and determined the related long-lived assets, primarily goodwill, to be impaired. These assets with a combined carrying value of $92.8 million were written down in the fourth quarter to $28.3 million, their estimated fair value based upon discounted cash flows. As a result, the Company expects that amortization of goodwill and acquired intangible assets in 2001 will be approximately $2.3 million per quarter.

The Company's estimates of anticipated net revenues, the remaining estimated lives of intangible assets, or both, could be reduced significantly in the future due to changes in technologies, regulation, available financing or intense competition. As a result the carrying amount of long-lived assets could be further reduced in the future.

REVENUE RECOGNITION

The Company recognizes revenue both from sales of products and from service contracts. Revenue from product sales that contain embedded software is recognized in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition."

Revenue from product sales is recognized based on the type of sales transaction as follows:

SHIPMENTS TO CREDIT-WORTHY CUSTOMERS WITH NO PORTION OF THE COLLECTION DEPENDENT ON ANY FUTURE EVENT: Revenues are recorded at the time of shipment.

SHIPMENTS TO A CUSTOMER WITHOUT ESTABLISHED CREDIT: These transactions are primarily shipments to customers who are in the process of obtaining financing and to whom the Company has granted extended payment terms. Revenues are deferred (not recognized) and no receivable is recorded until a significant portion of the sales price is received in cash.

SHIPMENTS WHERE A PORTION OF THE REVENUE IS DEPENDENT UPON SOME FUTURE EVENT:
These consist primarily of transactions involving value-added resellers ("VAR") to an end user. Under these agreements, revenues are deferred and no receivable is recorded until a significant portion of the sales prices is received in cash. On certain transactions a portion of the payment is contingent upon installation or customer acceptance. The Company does not recognize revenue on these transactions until these contingencies have lapsed.

Certain of the Company's product sales are sold with maintenance/service contracts. The Company allocates revenues to such maintenance/service contracts based on vendor-specific objective evidence of fair value as determined by the Company's renewal rates. Revenue from maintenance/service contracts is deferred and recognized ratably over the period covered by the contract.

WARRANTY

The Company generally warrants its products for periods ranging from 90 days to one year and sells an optional, annually renewable, maintenance contract with most networks. Certain router products have a seven year limited warranty. Estimated future warranty obligations related to certain products are provided for by charges to operations in the period in which the related revenue is recognized.

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

COMPREHENSIVE LOSS

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss), but excluded from net income (loss). For the years ended December 31, 2000, 1999 and 1998, the elements within other comprehensive loss, net of tax, consisted solely of foreign currency translation adjustments.

EARNINGS (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128 "Earnings Per Share," ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share ("EPS") excludes the effect of any dilutive options, warrants, or convertible securities and is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Options and warrants to purchase approximately 11.2 million, 6.9 million and 1.4 million shares of common stock were excluded from the computation of diluted loss per share in 2000, 1999 and 1998, respectively. In addition, the computation of diluted EPS excludes the effects of preferred stock, if converted. Inclusion of these options, warrants and preferred shares would have an anti-dilutive effect on loss per share.

BUSINESS CONCENTRATION AND CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company does not, as a matter of policy, require collateral on credit granted to customers. The Company performs periodic evaluations of its customer base and establishes allowances for estimated credit losses. In addition, the Company purchases significantly all inventory from two suppliers, on which the Company is dependent for its future source of supply. Significant fluctuations in price could adversely affect the margins of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the application of generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 clarifies the appropriate timing of revenue recognition when products are shipped to customers. The impact of SAB No. 101 did not have a material effect on the financial statements at December 31, 2000.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company determined that adoption of SFAS No. 133 will not have a material effect on its financial statements.

3.    BALANCE SHEET DETAILS (IN THOUSANDS):

INVENTORIES

                                                 AS OF DECEMBER 31,
                                                 ------------------
                                                  2000       1999
                                                  ----       ----
Raw materials                                 $    1,164   $     546
Work-in-process                                       40         353
Finished goods                                     3,724       3,405
                                               ----------   --------
      Total inventories                       $    4,928   $   4,304
                                              ==========   =========

The Company's products are subject to technological change and changes in the Company's respective competitive markets. Management has provided reserves for excess and obsolete inventories. It is possible that new product launches or changes in customer demand could result in unforeseen changes in inventory requirements for which no reserve has been provided.

PROPERTY AND EQUIPMENT
                                                    AS OF DECEMBER 31,
                                                    ------------------
                                                     2000       1999
                                                     ----       ----
Manufacturing and test equipment                   $ 7,866   $  9,000
Office furniture and equipment                       2,284      4,872
Purchased software                                   1,109        647
                                                   -------    --------
  Total property and equipment                     11,259      14,519
Accumulated depreciation and amortization          (7,751)     (9,959)
                                                   -------    --------
  Net property and equipment                      $  3,508   $  4,560
                                                  =========  ========

ACCRUED LIABILITIES
                                                    AS OF DECEMBER 31,
                                                    ------------------
                                                     2000       1999
                                                     ----       ----

Payroll and related compensation                  $  2,390   $ 1,360
Sales and state taxes                                  368       803
Professional fees                                    1,652       658
Other                                                2,294     1,859
                                                  --------  ---------
   Total accrued liabilities                     $    6,704 $   4,680
                                                 ========== =========

4.        STOCKHOLDERS' EQUITY:

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains five stock option plans, which are described below, whereby employees, non-employees and directors of the Company are granted the opportunity to acquire an equity interest in the Company. The Company accounts for employee stock options or similar equity instruments to employees under the "intrinsic value method" prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation" defines a "fair value method" of accounting for employee stock options or similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.

SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to account for employee stock options for similar instruments pursuant to APB Opinion No. 25 must make pro forma disclosures of net income (loss) and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the Company's five stock-based compensation plans been determined based upon the fair value method at the grant dates for awards under those plans, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                                        YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                       2000          1999        1998
                                                                       ----          ----        ----
Net loss attributable to common stockholders - as reported            $ 180,669)  $ (26,169)    $ (6,517)
Net loss attributable to common stockholders - pro forma              $(200,985)  $ (30,324)    $ (7,203)
Net loss per share attributable to common stockholders - as reported  $   (5.31)  $   (2.17)    $  (0.60)
Net loss per share attributable to common - stockholders - pro forma  $   (5.90)  $   (2.51)    $  (0.66)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield; expected volatility of 160 percent, 130 percent and 98 percent; risk free interest rates approximating 6.0 percent, 6.3 percent and 5.5 percent; and an average expected life of approximately 4 years. The per share weighted average fair value of the options granted during the year ended December 31, 2000, 1999 and 1998 was $4.89, $2.89, and $2.26, respectively.

DIRECTOR OPTION PLAN

Under the terms of the Director Option Plan, directors of the Company who are not officers or employees each receive nonstatutory options to purchase 9,000 shares of common stock of the Company. During the year ended December 31, 1998, independent members of the Board of Directors were granted options to purchase a total of 9,000 shares of common stock, at a weighted average price per share of $2.19. No options were granted under this plan in the years ended December 31, 2000 and 1999.

1996 STOCK OPTION PLAN

Under the terms of the Company's 1996 Stock Option Plan (the "1996 Plan"), either incentive stock options or nonstatutory options may be granted. The purchase price of shares subject to any incentive option granted will not be less than the fair market value at the date of grant. Stock options granted generally expire five to ten years from the grant date and typically vest 20% to 25% per year. Compensation expense recorded for options granted to employees at less than fair value on the date of the grant is recognized on a straight-line basis over the performance period.

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

1991 REVISED OPENROUTE STOCK OPTION PLAN

In connection with the acquisition of OpenROUTE, the Company adopted the 1991 Revised OpenROUTE Stock Option Plan (the "OpenROUTE Plan") and assumed 2.4 million options held by former OpenROUTE option holders with identical terms to the original OpenROUTE options. In accordance with the Emerging Issues Task Force Issue No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring" ("EITF 90-9") the fair value of options in the Company issued in exchange for options in OpenROUTE are included as part of the purchase price of OpenROUTE.

The OpenROUTE Plan generally provides for the granting to employees of incentive stock options to purchase shares of common stock at the fair market value as defined by the plan on the date of grant and of non-qualified stock options at no less than 50% of the fair market value as defined by the plan on the date of the grant. Generally, options become exercisable at the rate of 25% at the end of each of the first four anniversaries of the grant. Options generally expire ten years from the date of grant, or ninety days from the date of termination of employment.

AMENDED AND RESTATED 1997 AETHERWORKS STOCK OPTION PLAN

In connection with the acquisition of AetherWorks on March 16, 2000, the Company adopted the Amended and Restated 1997 AetherWorks Stock Option Plan (the "AetherWorks Plan") and assumed AetherWorks stock options exercisable for 0.8 million shares held by former AetherWorks option holders on the terms provided in the AetherWorks Plan. In accordance with EITF Issue No. 90-9, the fair value of options in the Company issued in exchange for options in AetherWorks are included as part of the purchase price of AetherWorks.

The AetherWorks Plan generally provides for the granting to employees of incentive stock options to purchase shares of common stock at the fair market value as defined by the plan on the date of grant and of non-qualified stock options at no less than 85% of the fair market value as defined by the plan on the date of the grant. Generally, options become exercisable during a period of not more than five years from the date of grant. Options generally expire ten years from the date of grant, or ninety days from the date of termination of employment.

Under the terms of the AetherWorks acquisition agreement, an adjustment was made to the merger consideration, which resulted in an additional 1.8 million stock options in the Company being issued under the AetherWorks Plan and included as a part of the purchase price of AetherWorks.

On March 16, 2000, in addition to the stock options included as a part of the purchase price of AetherWorks, the Company issued former AetherWorks' employees
1.0 million stock options under the AetherWorks Plan. The stock options have an exercise price of $6.81 per share and vest quarterly until January 1, 2002. The Company recorded deferred compensation of $16.1 million for the difference between the exercise price and the fair market value of the common stock on the date of grant. Compensation expense of $7.9 million was recorded by the Company for the year ended December 31, 2000.

RE-PRICING OF STOCK OPTIONS

On September 30, 1999, the Company reduced the exercise price of 200,000 options issued to members of the Board of Directors to $2.50 per share from an exercise price of $3.31 on the date of grant in July 1999. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)", through December 31, 2000, the Company recorded no compensation expense for the change in the intrinsic value of the re-priced options prospectively from July 1, 2000 because the common stock price at December 31, 2000 was below $2.50 per share. The Company will have to account for future variations in the price of the common stock above $2.50 per share as compensation expense until the re-priced options are either exercised, cancelled or expire.

On December 23, 2000, the Company gave employees the right to elect to participate in a re-pricing of the exercise price of all of an employee's outstanding stock options to $0.75 per share. Any re-priced options are subject to vesting through September 30, 2001 or the stock options original vesting provisions, whichever is greater. The Company also reduced the exercise price of all outstanding stock options issued to current members of the Board of Directors to $0.75 per share. Approximately 5.3 million stock options were re-priced to $0.75 per share. In accordance with FASB Interpretation No. 44, the Company recorded no compensation expense for the year ended December 31, 2000 because the common stock price at December 31, 2000 was below $0.75 per share. The Company will have to account for future variations in the price of the common stock above $0.75 per share as compensation expense until the re-priced options are either exercised, cancelled or expire.

On December 23, 2000, the Company re-priced the exercise price of 2,000,000 stock options issued to a former executive to $0.75 per share from exercise prices of $1.50 - $16.75 per share. In accordance with EITF No. 00-23, "Issues

Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44", the Company recorded no compensation expense for the year ended December 31, 2000 because the common stock price at December 31, 2000 was below $0.75 per share. The Company will have to account for future variations in the price of the common stock above $0.75 per share as compensation expense until the re-priced options are either exercised, cancelled or expire.

The following table summarizes the activity under the common stock option plans described above:

                                      Number       Exercise        Weighted
                                       of          Price Per        Average
                                      Shares        Share        Exercise Price
                                    ----------    ----------     --------------
Outstanding, December 31, 1997      1,225,225   $ 1.25 - $  8.69     $  2.93
   Granted at market value            659,200   $ 1.09 - $  3.13     $  2.96
   Exercised                           (3,441)  $ 3.00 - $  3.13     $  2.85
   Canceled                          (508,937)  $ 1.68 - $  7.88     $  3.65
                                    ----------
Outstanding, December 31, 1998      1,372,047   $ 1.25 - $  8.69     $  2.92
   Granted at market value          2,056,140   $ 2.50 - $ 12.44     $  3.52
   Granted below market value       1,619,700   $ 1.50 - $  2.75     $  2.43
   Granted in connection with the
       OpenROUTE acquisition        2,387,175   $ 0.81 - $  7.50     $  1.79
   Exercised                         (292,270)  $ 0.91 - $  4.13     $  2.57
   Canceled                          (470,539)  $ 1.09 - $  7.13     $  3.01
                                    ----------
Outstanding, December 31, 1999      6,672,253   $ 0.81 - $12.44      $  2.10
   Granted at market value          2,828,785   $ 0.59 - $29.56      $  8.45
   Granted above market value       1,984,844   $ 0.75 - $14.65      $  1.86
   Granted below market value         535,494   $ 6.00 - $14.65      $  6.26

   Granted in connection with the
        AetherWorks acquisition     2,558,613            $ 1.60      $  1.60
   Exercised                       (2,951,627)  $ 0.59 - $14.94      $  1.87
   Canceled                        (1,449,811)  $ 0.91 - $29.56      $  6.58
   Exchange of options in
     re-pricing                    (7,331,333)  $ 0.75 - $29.56      $  5.35
   Re-priced options                7,331,333           $  0.75      $  0.75
                                    ---------   ---------------   ----------
Outstanding, December 31, 2000     10,178,551   $ 0.75 - $29.56      $  1.41
                                   ==========   ===============   ===========
Exercisable, December 31, 2000      4,201,419   $ 0.75 - $29.56      $  4.02
                                   ===========  ===============   ===========


Exercise prices for employee stock options outstanding at December 31, 2000, are as follows:

                        Outstanding                      Exercisable
                        -----------                      -----------
                               Weighted                Weighted    Weighted Average
                                Average                 Average        Remaining
    Range of        Stock      Exercise     Stock      Exercise    Contractual Life
 Exercise Prices    Options      Price      Options      Price          (years)
 ---------------    -------      -----      -------      -----          -------
$  0.75           7,451,333   $   0.75     2,473,125   $   0.75           8.84
$  0.81 - $ 1.50    533,094       1.21        82,988       0.97           5.14
$  1.53 - $ 1.60  1,244,275   $   1.60     1,139,667   $   1.60           9.25
$  1.69 - $ 5.23    493,804   $   2.88       355,781   $   2.88           8.41
$  5.75 - $ 8.00    237,462   $   7.02        61,087   $   6.77           9.40
$  8.06 - $16.75    200,208   $  13.04        73,583   $  12.74           9.22
$ 19.06 - $29.56     18,375   $  25.42        15,188   $  25.16           9.16
                 ----------   ---------    ---------   --------        --------
        Total    10,178,551   $   1.41     4,201,419   $   4.02           8.83
                 ==========   ========     =========   ========        ========

STOCK COMPENSATION TO EMPLOYEES

Based on provisions of the chief executive officer's employment contract, the acquisition of OpenROUTE constituted a change in control. As a result of the change in control, the Company was obligated to issue 1.0 million shares of common stock. In 1999, the Company recognized $16.4 million of compensation expense, which was the fair value of the shares to be issued. The Company issued the 1.0 million shares of common stock in 2000.

During the years ended December 31, 2000 and 1999, the stock compensation expense for options granted to employees at below market value, including the
1.0 million options issued in 2000 to former AetherWorks employees discussed above, was $10.5 million and $1.4 million, respectively. At December 31, 2000, the remaining deferred compensation expense related to these grants is $8.5 million. In 1998, no stock options were granted to employees at below market value.

In connection with the termination of certain employees during the years ended December 31, 2000 and 1999, the Company vested stock options that would have otherwise been forfeited. In accordance with APB Opinion No. 25 and the related interpretations, the Company recorded stock compensation expense of $1.5 million and $1.0 million, respectively. In 1998, the Company did not vest any stock options that would have otherwise been forfeited.

In connection with the termination of certain employees during the year ended December 31, 2000, the Company extended the life of stock options that would have otherwise been forfeited. In accordance with APB Opinion No. 25 and the related interpretations, the Company recorded stock compensation expense of $0.2 million. In 1999 and 1998, the Company did not extend any stock options that would have otherwise been forfeited.

In connection with the termination of an employee during the year ended December 31, 2000, the Company granted 100,000 shares of common stock and 100,000 stock options with an exercise price of $6.00 per share, which vest over a six-month period and expire ten years from date of grant. In accordance with APB Opinion No. 25 and the related interpretations, the Company recorded stock compensation expense of $4.7 million for the year ended December 31, 2000.

In connection with the termination of an executive during the year ended December 31, 2000, the Company granted 500,000 stock options at an exercise price of $3.00 per share, which vest over a two-year period and expire five years from date of grant. The exercise price of the 500,000 stock options was re-priced to $1.00 per share. In accordance with APB Opinion No. 25 and the related interpretations, the Company recorded stock compensation of $0.2 million for the year ended December 31, 2000.

STOCK COMPENSATION TO NON-EMPLOYEES

During the year ended December 31, 2000, in connection with general consulting services provided during the year, the Company issued options to acquire 145,440 shares of common stock at an average exercise price of $3.51 per share. The fair value of the stock options was valued at $0.4 million, using the Black-Scholes pricing model and is reflected in stock compensation expense in the accompanying financial statements.

During the year ended December 31, 2000, the Company established an advisory board and upon joining the advisory board and attending meetings, the advisory board members were granted a total of 135,000 stock options at an average exercise price of $15.18 per share. These options vest over a six to twelve month period and expire ten years from date of grant. The fair value of the stock options recorded as stock compensation for the year ended December 31, 2000 was valued at $0.2 million, using the Black-Scholes pricing model.

EMPLOYEE STOCK PURCHASE PLAN

Under the 1992 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue semi-annual offerings of up to 50,000 shares. The number of shares available for an offering may be increased at the election of the Board of Directors by the number of shares of common stock, if any, which were made available but not purchased during an earlier offering. Each offering is six months in length and commences on each July 1 and January 1. Under the terms of the Plan, employees can choose prior to each offering to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-offering or end-of-offering market price. Under the Plan, the Company sold 60,587 shares, 68,101 shares and 90,932 shares to employees in 2000, 1999 and 1998, respectively.

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

On March 28, 2001, the Company completed a private placement by issuing and selling 2,207,018 shares of common stock at $0.9062 per share.

PREFERRED STOCK

In May 1999, the Company completed a private placement by selling and issuing 297,187 shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred Stock"), par value $0.05 per share, at a price of $13.75 per share, and by issuing warrants to purchase an additional 50,000 shares of common stock at an exercise price of $2.75 per share. Each share of Series A Preferred Stock had a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends were cumulative from May 14, 1999 and payable semi-annually, in arrears on April 30 and October 31, commencing October 31, 1999. Dividends were payable in cash or shares of common stock at the Company's election. Cash dividends of $108,000 were paid on October 31, 1999. No additional dividends are due.

The Series A Preferred Stock was convertible at any time prior to redemption, at the option of the holder into common stock at a conversion rate equal to five shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain circumstances. The fair value of the Series A Preferred Stock's beneficial conversion feature, reflective of the difference between the conversion price of the Series A Preferred Stock and the market value of the underlying common stock on the date of issue, constitutes for accounting purposes, a dividend by the Company. The beneficial conversion feature is required to be reflected as a non-cash charge to earnings in the consolidated statement of operations as the transfer restrictions on the underlying common stock lapse. The transfer restrictions lapse when the average closing price for the common stock over a period of 10 consecutive trading days is at least 125 percent, 156 percent, 195 percent and 244 percent of the initial conversion price of the Series A Preferred Stock, $2.75 per share. All transfer restrictions lapsed in 1999, which resulted in non-cash dividend charges to earning of approximately $1.2 million, for the year ended December 31, 1999.

The Series A Preferred Stock was redeemable or convertible to common stock at the option of the Company at any time after the closing bid price for the common stock on the NASDAQ Stock Market had equaled or exceeded $6.00 for 10 consecutive trading days, with a redemption price of $17.50 per share. In December 1999, the shares were converted into common stock under this provision.

On December 29, 2000, the Company completed a private placement by selling and issuing 333,333 shares of Series B 8% redeemable, convertible preferred stock (the "Series B Preferred Stock"), par value $0.05 per share, at a price of $7.50 per share, and by issuing warrants to purchase 666,667 shares of common stock at an exercise price of $0.90 per share. Each share of Series B Preferred Stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative and compound quarterly. Dividends will be paid semi-annually on May 31 and November 30 of each year, and are payable in cash or shares of common stock at the option of the Company.

On January 17, 2001, the Company completed a private placement by selling and issuing 15,400 shares of Series C 8% redeemable, convertible preferred stock (the "Series C Preferred Stock"), par value $0.05 per share, at a price of $162.50 per share. Each share of Series C Preferred Stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative and compound quarterly. Dividends will be paid semi-annually on May 31 and November 30 of each year, and are payable in cash or shares of common stock at the option of the Company.

The Series B and C Preferred Stock are convertible at any time after stockholder approval to increase the Company's authorized common shares by at least 10 million (the "Conversion Date"). After the Conversion Date and prior to redemption, the Series B Preferred Stock is convertible into common stock at a conversion rate equal to ten shares of common stock for each share of Series B Preferred Stock. The shares are redeemable at the option of the holder for cash equal to $7.50 per share of Series B Preferred Stock plus an amount equal to 110% of the difference between the conversion price and the current market price per share of the Company's common stock if the Conversion Date does not occur before September 30, 2001. After the Conversion Date and prior to redemption, the Series C Preferred Stock is convertible into common stock at a conversion rate equal to 100 shares of common stock for each share of Series C Preferred Stock. The shares are redeemable at the option of the holder for cash equal to $162.50 per share of Series C Preferred Stock plus an amount equal to 110% of the difference between the conversion price and the current market price per share of the Company's common stock if the Conversion Date does not occur before September 30, 2001.

On March 6, 2001, the Company's stockholders approved an increase in the Company's authorized common shares from 55 million to 85 million, and as of March 6, 2001, the Conversion Date, the Series B and C Preferred Stock are no longer redeemable at the option of the holder. The market value of the Company's common stock on the date of issuance of the Series C Preferred Stock was $2.25 per share. The fair value of the Series C Preferred Stock's beneficial conversion feature, reflective of the difference between the conversion price of the Series C Preferred Stock and the market value of the underlying common stock on the date of issuance, will constitute for accounting purposes, a dividend by the Company. A beneficial conversion feature will be reflected as a non-cash dividend charge to earnings in the consolidated statement of operations in the first quarter of 2001.

On March 6, 2001, the Company completed a private placement by selling and issuing 11,734 shares of Series D 8% convertible preferred stock (the "Series D Preferred Stock"), par value $0.05 per share, at a price of $140.62 per share, and by issuing warrants to purchase 234,676 shares of common stock at an exercise price of $2.11 per share. Each share of Series D Preferred Stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative and compound quarterly. Dividends will be paid semi-annually on June 30 and December 31 of each year, and are payable in cash or shares of common stock at the option of the Company. Prior to redemption, the Series D Preferred Stock is convertible into common stock at a conversion rate equal to 100 shares of common stock for each share of Series D Preferred Stock.

WARRANTS

In April 1998, in connection with the Private Placement, the Company issued warrants to their underwriters to purchase 140,000 shares of common stock at an exercise price of $1.75 per share. The warrants were valued at $0.3 million, using the Black-Scholes pricing model. The offering costs were accounted for as a reduction of the net proceeds of the private placement in the accompanying consolidated statements of changes in stockholders' equity.

In April 1999, in connection with the Company's lending institution's forgiveness of past debt covenant defaults, the Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. The warrants were valued at $0.1 million, using the Black-Scholes pricing model. The financing costs were accounted for as interest expense in the accompanying consolidated statements of operations.

In July 1999, in connection with the offering of the Series A Preferred Stock, the Company issued warrants to professional services and corporate finance consultants to purchase 124,818 shares of common stock at an average exercise price of $2.98 per share. The fair value of the warrants was valued at $0.3 million, using the Black-Scholes pricing model. The offering costs were accounted for as a reduction of the net proceeds of the preferred stock in the accompanying consolidated statements of changes in stockholders' equity.

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

During the year ended December 31, 1999, in connection with general consulting services provided during the year, the Company issued warrants to purchase 52,500 shares of common stock at an average exercise price of $4.76 per share. The fair value of the warrants was valued at $0.1 million, using the Black-Scholes pricing model, and were accounted for as stock compensation expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2000, in connection with legal services provided during the year, the Company issued warrants to purchase 65,000 shares of common stock at an exercise price of $12.43 per share. The fair market value of the warrants was valued at $0.4 million, using the Black-Scholes pricing model and were accounted for as stock compensation expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2000, in connection with general consulting services provided during the year, the Company issued warrants to purchase 510,000 shares of common stock at an average exercise price of $0.96 per share. The warrants vested in 2000 and for the year ended December 31, 2000, the Company recorded compensation expense of $0.6 million.

On December 29, 2000, in connection with the sale of the Series B Preferred Stock, the Company issued redeemable warrants to purchase 666,667 shares of common stock at an exercise price of $0.90 per share. The warrants were valued at $0.4 million, using the Black-Scholes pricing model. The warrants are redeemable at the option of the holder for cash equal to 110% of the difference between the exercise price and the current market price per share of the Company's common stock if the Conversion Date, as previously defined, does not occur before September 30, 2001. As a result of the redemption provision, as of December 31, 2000, the warrants are classified as a long-term liability in the accompanying balance sheet. On March 6, 2001, the Company's stockholders approved an increase in the Company's authorized common shares from 55 million to 85 million, and as of March 6, 2001, the Conversion Date, the warrants are no longer redeemable at the option of the holder.

Exercise prices for warrants outstanding as of December 31, 2000 are as follows:

                                    Number
                                 Outstanding   Weighted Average
                                    as of         Remaining          Weighted
                                 December 31,  Contractual Life      Average
Range of Exercise Prices             2000           (years)       Exercise Price
------------------------        ------------    ---------------   --------------
$  0.90 - $  0.90                    666,667            5.00         $    0.90
$  1.75 - $  1.75                    110,000            2.33         $    1.75
$  2.50 - $  3.75                    144,818            3.58         $    3.02
$  5.00 - $  7.00                     32,500            3.42         $    6.08
$ 12.43 - $12.43                      75,000            4.25         $   12.64
                                  ----------       ---------         ---------
        Total                      1,028,985            4.41         $    2.31
                                  ==========       =========         =========

PROMISSORY NOTE WITH AN EMPLOYEE

On April 7, 2000, the Company entered into a full-recourse promissory note (the "Note") and stock pledge agreement (the "Pledge Agreement") for $1,000,000 with an employee. Collateral under the Pledge Agreement was 155,038 shares of the Company's common stock held by the employee.

On December 29, 2000, the Company amended the Note and Pledge Agreement to remove the full-recourse provision and expand the collateral under the amended Note. Collateral under the amended Pledge Agreement included any and all shares of the Company's common stock the employee owns in excess of 34,428 as well as upon exercise of any stock options, the employee shall pay the Company one-half of the proceeds of the sale of such common stock to pay amounts due under the Note.

As of December 31, 2000, the Note is recorded as an offset to equity. By removing the recourse feature of the Note, under EITF 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25," 1,600,000 shares of common stock held by the employee as collateral for the Note in effect becomes a variable option. As of December 31, 2000, no compensation expense was recorded associated with this variable option because the common stock price at December 31, 2000 was equal to common stock price on December 29, 2000. The Company will have to account for future variations in the price of the common stock above $0.63 per share as compensation expense until the Note is paid.

5.    DEBT:

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

In November 1997, the Company negotiated a $3.0 million line of credit agreement with a lending institution to be used for working capital. Borrowings under the line were based on qualified domestic accounts receivable and were collateralized by the Company's assets. In February 2000, the Company terminated this line of credit. At December 31, 1999, the Company had approximately $1.0 million outstanding of the $1.2 million available under the line of credit agreement.

NOTE PAYABLE TO VENDOR

Through December 2000, the Company had an agreement with SMTC, the third party contract manufacturer of substantially all of the Company's products, whereby the Company ordered inventory based on three-month floating sales projections. Under this agreement, the Company was required to purchase all projected inventory amounts that were not sold to customers within 120 days after the end of the three-month period. Company sales in the third and forth quarter of 2000 did not meet the projections submitted to SMTC, and, in the fourth quarter 2000, the Company became obligated to purchase approximately $3.1 million of additional inventory.

In January 2001, the Company entered into an unsecured promissory note with SMTC. The note was established for the purpose of financing approximately $3.3 million of payables to SMTC, as well as the purchase of the additional $3.1 million of inventory described above. The $6.4 million note bears interest at 12% per year and is due in weekly installments of varying amounts through December 2001. If the Company makes all installment payments on time, the interest rate of the note will be reduced to 9.75%. In the event of default, the balance of the note, including interest, becomes payable on demand.

6.    INCOME TAXES:

As of December 31, 2000, the Company had net operating losses of approximately $167.5 million available for carryforward to offset future income for Federal income tax purposes. Approximately $46.5 million of these net operating losses will be limited due to the change in ownership that occurred prior to the OpenROUTE acquisition.

These carryforwards expire in years 2002 through 2020 as follows (in thousands):

      2002                        $    1,659
      2003                             4,318
      2004                             2,552
      2005                             1,323
      Thereafter                     157,652
                                   ---------
            Total                  $ 167,504
                                   =========

These carryforwards are subject to limitation of the amount available to be used in any given year due to significant changes in ownership interests. In addition, the Company has research and development tax credit carryforwards of approximately $4.0 million, which are available to offset future Federal income taxes with certain limitations. Temporary differences between financial reporting and income tax reporting result primarily from the treatment of depreciation expense, capitalization of certain inventory costs for tax purposes and bad debt reserves.

The components of the net deferred tax asset were as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                         ----------------------
                                                              2000       1999
                                                              ----       ----
Federal regular tax operating loss carryforwards           $  63,652   $ 34,167
Research and development tax credit carryforwards              4,033      3,700
Other                                                          6,559      5,627
                                                           ---------   ---------
   Deferred tax assets                                        74,244     43,494
Valuation allowance                                          (74,244)   (43,494)
                                                           ----------  ---------
   Net deferred tax assets                                 $      --   $     --
                                                           ==========  =========

The Company has determined that the net deferred tax asset as of December 31, 2000 and 1999, does not satisfy the recognition criteria set forth in SFAS No.
109. Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets.

7.   COMMITMENTS AND CONTINGENCIES:

RESTRUCTURING CHARGES

In April 1999, the Company implemented a restructuring of operations to reduce and economize its work force as part of an overall plan to return to profitability. The restructuring charge of $0.9 million resulted from $0.8 million of accrued severance and benefit costs associated with a reduction-in-force of 36 employees across all functional areas of the Company, and $0.1 million of accrued facility costs resulting from the consolidation of facilities and premature termination of various office leases. During the year ended December 31, 1999, the Company paid $0.8 million of severance payments and $0.1 million of lease termination costs. At December 31, 1999, there was no remaining restructuring accrual related to this restructuring charge.

In April 1997, the Company implemented a restructuring of operations to reduce and economize its work force in response to declining revenues and the discontinuance of its micro.pop product. The restructuring resulted in an overall reduction of personnel and related compensation and other associated operating costs of the Company. The reduction-in-force occurred over approximately a one-year period and severance payments were generally made in lump sum in February 1997. The 1997 restructuring charges of $0.9 million resulted from approximately $0.4 million of accrued severance and outplacement costs associated with a reduction-in-force of approximately 37 employees across all functional areas of the Company, approximately $0.4 million of fixed asset write-offs and facility relocation charges for unrecoverable lease obligations associated with the consolidation of the Longmont, Colorado and Herndon, Virginia operations facilities into one facility leased in Charlotte, North Carolina, and other associated costs of approximately $0.1 million. During the year ended December 31, 1999, the Company paid $0.1 million of final severance payments to certain international employees that resulted from the April 1997 restructuring of operations. At December 31, 1999, there was no remaining restructuring accrual related to this restructuring charge.

LEASES

The Company's principal administrative and research and development facilities consist of approximately 56,000 square feet located in Herndon, Virginia and approximately 44,000 square feet in Westborough, Massachusetts. The lease for the Company's headquarters facility in Herndon, Virginia includes annual escalations of a fixed amount during each year of the lease through April 2009. In addition, the lease contains a financial covenant requiring the Company to make timely rental payments with no forbearance period if net tangible assets are less than $7.0 million. The Company currently does not have net tangible assets of $7.0 million, therefore the Company is subject to immediate eviction if a monthly rental payment is late.

From October 1, 1999 through October 31, 2000, the Company sub-leased 24,000 square feet in the principal Herndon, Virginia facility. The sub-lease space increased to 27,500 square feet from November 1, 2000 through October 31, 2001. From January 1, 1997 through October 1998, the Company subleased 28,000 square feet in a secondary Herndon, Virginia facility. This lease was terminated in October 1998. Sublease revenue of $0.1 million, $0.1 million, and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, is presented as a reduction of rent expense in the accompanying consolidated statements of operations.

The Westborough premises are occupied under a lease expiring in April 2002. Additionally, the Company leases space for sales offices in the United States and the United Kingdom. Among those sales offices is a lease through May 2007 for an office in Campbell, California. Due to a reduction in personnel in March 2001, the Company is currently in discussions with the landlord to return a portion of this space. The Company also leases office space for the Company's AetherWorks division in St. Paul, Minnesota. The Company recognizes rent expense, net of any sublease revenue, on a straight-line basis. Net rent expense was $1.9 million, $1.2 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum lease payments for office space and equipment under operating leases are as follows (in thousands):

    YEAR ENDING DECEMBER 31,      NET PAYMENTS
    -------------------------     ------------
      2001                         $   2,254
      2002                             1,868
      2003                             1,769
      2004                             1,819
      2005                             1,880
      Thereafter                       5,224
                                ------------
            Total                   $ 14,814
                                ============

The Company has ten capital leases with the Carlton Financial Corporation for equipment located at the Company's Minnesota and California locations. These leases pertain to a variety of equipment used by the Company's AetherWorks division. All leases were signed on September 27, 1996 and expire at various times, through May 31, 2002. As of December 31, 2000, the Company's total remaining obligation under its capital leases is $0.7 million.

LITIGATION

In November 2000, the Company was served with complaints in purported class action proceedings. The complaints allege violation of the federal securities laws in connection with statements and disclosures made by certain of the Company's executives between December 8, 1999 and April 24, 2000. The complaints seek unspecified damages. The Company believes the allegations in the complaints are without merit, and intends to vigorously defend its position in this litigation.

In November 2000, the Company was served with a complaint in a purported class action proceeding. The complaint alleges that between July 27 and November 2, 2000 the Company breached securities laws in connection with the circumstances that led the Company to restate the financial statements for the quarter ended June 30, 2000. The complaint seeks unspecified damages. The Company believes it has meritorious defenses and intends to vigorously defend this litigation.

In addition to the legal proceedings discussed above, the Company is periodically involved in disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

The Securities and Exchange Commission has commenced an investigation into the matters surrounding the Company's restatement of revenues for its quarter ended June 30, 2000. For the quarter ended June 30, 2000, the Company restated revenues from $10.4 million to $8.4 million for sales made to two of its value added resellers ("VARs"). These sales were dependent upon the payment to the VARs from their customers.

8.   EMPLOYEE BENEFIT PLAN:

The Company has a 401k savings plan ("401k Plan") covering all eligible employees. The Company matches employee contributions up to the first 6% of eligible income at a rate of 25%. The matching funds are subject to 20% vesting per year beginning with the employee's first day with the Company. In 2000, 1999, and 1998, the Company contributed approximately $221,000, $81,000 and $18,000, respectively, to the 401k Plan.

9.       SEGMENT INFORMATION:

The Company adopted the Statement on Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company's two reportable segments are products and services. The Company evaluates the performance of its segments based on gross profit. Under SFAS No. 131, the Company is required to provide enterprise-wide disclosures about revenues by product and service revenues, long-lived assets by geographic area and revenues from major customers.

REVENUES

Revenues consisted of the following (in thousands):

                                             YEAR ENDED DECEMBER 31,
                                             ----------------------

Product group:                             2000       1999        1998
                                           ----       ----        ----
    2200                               $   6,598  $   13,035 $   8,343
    2500                                   6,961      7,870      7,210
    3000                                     818          -          -
    S1000                                      -        647      1,076
    S10                                      199      1,589      3,357
    Telecom                                   52        246      1,854
    Internet                               4,737      1,113          -
    LAN                                      365          5          -
                                      ----------  --------- ----------
      Total product group revenues        19,730     24,505     21,840
Service group                              7,485      6,740      9,642
                                      ----------  --------- ----------
      Total revenues                    $ 27,215  $  31,245  $  31,482
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

The Company's product and service revenues for 2000, 1999 and 1998 were generated in the following geographic regions (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                    2000       1999        1998
                                                    ----       ----        ----
United States                                   $  14,073  $   16,441 $  14,933
Europe, Middle East and Africa                      7,653      8,971     13,149
Pacific Rim, Latin America and South America        5,489      5,833      3,400
                                                ---------  ---------  ---------

  Total revenues                                 $ 27,215  $  31,245  $  31,482
                                                 =========  =========  ========

Included in domestic product revenues are sales through systems integrators and distributors to the Federal Government of $0.3 million, $0.2 million, and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company's long-lived assets including goodwill and acquired intangibles were located as follows (in thousands):

                                          AS OF DECEMBER 31,
                                          -----------------
                                           2000          1999
                                           ----          ----
    United States                      $ 31,686      $  74,497
    United Kingdom                          114            201
    Germany                                   -              3
    Italy                                     -             12
                                       ----------   ----------
      Total long-lived assets          $ 31,800       $ 74,713
                                       ==========   ==========

SIGNIFICANT CUSTOMERS

Customers that accounted for greater than 10% of total revenues in 2000, 1999 and 1998 are described below (in thousands):

                                     YEAR ENDED DECEMBER 31,
                                     ----------------------
                                   2000       1999       1998
                                   ----       ----       ----
    Distributor 1                 $    *     $    *    $ 2,849
      Product                          *          *      2,235
      Service                          *          *        614

    Distributor 2                 $    *     $ 3,736   $  2,186
      Product                          *       3,645      2,176
      Service                          *          91         10

    Distributor 3                 $    *     $ 3,255   $     *
      Product                          *       3,255         *
      Service                          *          *          *

    Distributor 4                 $ 2,819    $    *    $     *
      Product                       2,299         *          *
      Service                         520         *          *

* Revenue accounted for less than 10% of total revenues for the period.

10.   QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables set forth selected unaudited quarterly financial data. The quarterly financial data reflect, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                   2000 Quarters Ended (unaudited)
                          ---------------------------------------------------
                           March 31(a)  June 30  September 30  December 31 (b)
                          ---------------------------------------------------
(In thousands, except per share data)
Revenues                    $ 8,943    $ 8,430      $ 6,699    $ 3,143
Gross profit                  3,455      3,058        1,383     (3,281)
Loss from operations       (48,407)    (18,981)     (21,566)    (92,274)
Net loss attributable to
common stockholders        (48,437)    (18,612)     (21,410)    (92,210)
Basic and diluted net
loss per share             $ (1.57)    $ (0.53)     $ (0.60)   $ (2.60)

                                  1999 Quarters Ended (unaudited)
                          ------------------------------------------------------
                           March 31    June 30   September  30  December 31 (c)
                          ------------------------------------------------------
(In thousands, except per share data)
Revenues                    $ 7,316    $ 6,011     $ 8,061    $  9,857
Gross profit                  3,197      2,742       4,299       4,472
Loss from operations         (1,172)    (2,496)     (1,397)    (19,527)
Net loss attributable to
common stockholders          (1,312)    (2,569)     (1,976)    (20,312)
Basic and diluted net
 loss per share            $  (0.11)   $ (0.22)     $(0.17)    $( 1.48)

(a)The quarter ended March 31, 2000 includes $30.8 million of an in-process research and development charge upon the completion of the AetherWorks acquisition (see Note 1).

(b)The quarter ended December 31, 2000 includes the effect of an additional
   $5.4 million of reserves for excess and obsolete inventory. The Company also recognized a $64.5 million impairment charge in the quarter (see Note 2) and a bad debt charge of $1.4 million resulting from one customer filing bankruptcy.

(c)The quarter ended December 31, 1999 includes stock compensation expense of $16.4 million for 1 million shares of common stock which became due to the Company's CEO upon completion of the OpenROUTE merger.

ITEM 8.   SUBSEQUENT EVENTS.

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names, ages, position and business experience of our executive officers and directors.

  NAME                       AGE  OFFICE

  John E. DuBois.........     39   Chief Executive Officer, Chairman of the
                                   Board and Director
  Heidi Heiden...........     62   Director
  Dr. Robert M. Glorioso..    51   Director
  Thomas Liebermann.......    51   Director
  Douglas J. Mello.......     58   Director
  Richard Yalen..........     56   Director
  William Yundt...........    60   Director
  Steve Roberts..........     40   Chief Operations Officer
  Peter Kendrick.........     46   Vice President - Finance and
                                   Administration and Chief Financial Officer
  Jonathan Sachs..........    35   Chief Technology Officer and Senior Vice
                                   President of Engineering
  Jay R. Schifferli.......    40   General Counsel and Executive Vice
                                   President for Strategic Business
                                   Development

Our Board of Directors is divided into three classes. Class I is comprised of Messrs. Yalen, Glorioso and Yundt, and their term of office expires at the 2002 annual meeting of stockholders. Class II is comprised of Messrs. Heiden, and his term of office expires at the 2003 annual meeting of stockholders. Class III is comprised of Messrs. DuBois, Mello and Liebermann, and their term of office expires at the 2001 annual meeting of stockholders. Mr. John Faccibene and Mr. Steve Francesco, each of whom was a Class II Director, resigned in February 2001. The Board has not yet determined whether it will seek to fill the resulting vacancies or realign itself to add another Class II Director.

Each of our executive officers serves at the discretion of the Board of Directors.

      JOHN E. DuBOIS has been our Chief Executive Officer and a Director since January 2001. In February 2001 he also became our Chairman of the Board. Prior to joining us, John DuBois was a Vice President of Redback Networks where he helped to build over half of the company's revenue in 1999, allowing it to grow in four years from a start-up into one of the most successful IPOs in history. As Vice President of Eastern Region and Canadian sales, and later, Vice President of I-LEC Sales, he also brought some of the first and largest major customers to Redback, including UUNET and Bell Atlantic (Verizon). Prior to joining Redback in 1997, DuBois was Chairman and CEO of NetStation, the holding company for Netrail, which was then and remains a National Backbone ISP. Prior to that, he spent two years at Cascade, five years at Telematics/ECI Telematics in sales, sales engineering, and management, and five years at GTE/Telenet in communications software engineering. He also spent time at SRA, a defense contractor, and worked for the federal government in telecommunication capacities.

      HEIDI HEIDEN has been a Director since January 2001. Mr. Heiden recently retired from UUNET, Inc., a MCI WorldCom company, where he was a Director, acting President and Senior Vice President for Operations and Technology. He was responsible for planning, building and operating UUNET's worldwide network, in addition to customer support and all information systems. Prior to joining UUNET in 1995, Mr. Heiden held several senior executive positions in the commercial sector, including his tenure as Senior Operating Officer at Salomon Brothers from 1990-1995, where he was responsible for advanced technology, networking, video, information security, commercial technology sales and messaging and groupware systems. Mr. Heiden created and ran the DDN (Defense Data Network), the largest data system of its time consisting of many worldwide computer networks that formed the basis of what is now known as the Internet.

      DR. ROBERT M. GLORIOSO has been a Director since the merger with OpenROUTE on December 22, 1999, and he was previously a member of OpenROUTE's board of directors since March 1997. Since April 1993, Dr. Glorioso has held the position of President and Chief Executive Officer of, and has served as a board member of, Marathon Technologies Corp. From January 1976 to December 1992, Dr. Glorioso held several senior executive positions at Digital Equipment Corporation, including Vice President of Information Systems Business and Vice President of Executive Consulting.

      THOMAS R. LIEBERMANN has been a Director since the merger with OpenROUTE on December 22, 1999 and he was previously a member of OpenROUTE's board of directors since July 1998. Mr. Liebermann is the Chief Executive Officer of MobileToys dot, which specializes in content and software for electronic accessories for automobiles. Prior to joining MobileToys dot, he was Chairman and Chief Executive Officer of Advanced Frequency Products, LLC, which develops specialized subsystems and components for the wireless communications and motion sensing markets, since 1997. Prior to that Mr. Liebermann was President and Chief Executive Officer of Kaye Instruments from 1989 until 1996.

      DOUGLAS J. MELLO became a Director of the Company in April 1999. Mr. Mello was employed by Bell Atlantic and its predecessor corporations from 1965 until March, 1999. From 1997 to 1999, he served as President, Large Business Sales-North for Bell Atlantic. From 1996 to 1997, he was NYNEX Vice President-Business Marketing and Amp Sales, responsible for all business
customers in the New York and New England areas.   From 1994 to 1996, he
served as Vice President-Sales for NYNEX Corporation. Prior to 1994, Mr. Mello was Group Vice President-Manhattan Market Area for New York Telephone, where he was responsible for the provisioning of telecommunications technology. From 1985 to 1991, he was President of Business Information Systems Corp. Mr. Mello is a director of Ixnet, Inc. and of Telexis Co.

         RICHARD YALEN became a Director in April 1999. Mr. Yalen is the Chief Executive Officer of NeutralAct, Inc., which he joined in April 2001. Prior to joining NeutralAct, he was the Chief Executive Officer since April 2000 and the Chairman of the Board since 1999 of Plan B Communications Inc., a CLEC. Subsequent to Mr. Yalen's departure from Plan B Communications Inc., that Company filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. Prior to joining Plan B Communications Inc., Mr. Yalen was the Chief Executive Officer of Dynamic Telcom Engineering LLC, a telecommunications
company.   From 1992 to 1998, prior to joining Dynamic Telcom, Mr. Yalen served in various positions at Cable & Wireless USA, including that of Chief Executive Officer.

      WILLIAM YUNDT has been a Director since February 2000.   Mr. Yundt is
the Vice President of Network Operations at WebTV Networks, Inc., a wholly-owned subsidiary of Microsoft Corporation, which position he has held since 1996. From 1994 until joining WebTV, Mr. Yundt served as a Vice President of BBN Planet, the internet service arm of BBN Inc. While Director of Networking and Communications Systems at Stanford University, he founded BARRNET, the San Francisco Bay Area Regional Network, which pioneered the Internet in Northern California. Mr. Yundt managed the development of BARRNET until it was purchased by BBN in 1994.

      STEVE ROBERTS, our Chief Operating Officer, joined us in January 2001. Prior to joining us, Mr. Roberts was Vice President of Worldwide Sales and Customer Service for Chromatis Networks (Lucent) where he developed corporate sales and customer service strategies for RBOCs, National CLECs, National ISPs, DLECS, Cable Operators and Emerging/Start-up Carriers. Prior to joining Chromatis in 1999, Mr. Roberts was Director of Sales, Northeastern Region,

Carrier Packet Solutions for Nortel Networks where he built relationships with customers including: UUNET, Agis, Global One, CAIS, RCN, Net2000, C&W, Prism, Hyperion, NaviNet, Eclipse, IDT, BBN, PSI, CFW, and Teligent. Prior to joining Nortel in 1999, he was at Aptis Communications, as Sales Director/Eastern Region, where his successes included major trials for national and international deployment with UUNET, BBN, PSI, Bell Atlantic, and Bell South. Before joining Aptis in 1998, Mr. Roberts, at Cascade Communications, was the top performing Sales manager for the company.

      PETER J. KENDRICK joined us in August, 1999 as Vice President and Chief Financial Officer. Prior to joining us, he served as Vice President and Chief Financial Officer of PACI, a Nasdaq listed company. From 1991 to 1996, he was Vice President and Chief Financial Officer of Capital-Carosel, Inc. Mr. Kendrick also served as Senior Vice President-Corporate Finance for Johnston, Lemon and Company and Vice President and Chief Financial Officer of VSC, Inc. In addition he has held senior executive roles with C3, Inc., The Source and SCS.

      JONATHAN A. SACHS became our Chief Technical Officer and Executive Vice President - Technology in March 2000 when we acquired AetherWorks. Mr. Sachs had been the Chief Executive Officer, President and a director of AetherWorks from its formation in 1993 until we acquired it.

      JAY R. SCHIFFERLI became the General Counsel and Executive Vice President for Strategic Business Development in April 2000. Prior to joining us, Mr. Schifferli was a partner in the law firm of Kelley Drye & Warren
LLP. Mr. Schifferli joined Kelley Drye in 1986 and concentrated his practice in securities, mergers and acquisitions and corporate law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our directors, certain officers and persons holding more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Directors, certain officers and greater than 10% stockholders are also required by SEC regulations to furnish us with copies of all such reports that they file. Based on our review of copies of such forms provided to us, we believe that all filing requirements were complied with during the fiscal year ended December 31, 2000, except one late filing of Form 4 by Jonathan Sachs, in his capacity as an executive officer, and one late filing of a Form 4 by Mr. Lieberman in his capacity as a Director.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation for the last three fiscal years of our Chief Executive Officer and our other most highly compensated executive officers who earned at least $100,000 in salary and bonus in 2000 (together, the "Named Executive Officers") for the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                    LONG-TERM
                                                    ---------
                                                    COMPENSATION
                                                    ------------
                                                     AWARDS
                                                     ------
                                                   SECURITIES
                        ANNUAL COMPENSATION         UNDERLYING     ALL OTHER
NAME/POSITION      YEAR SALARY  $BONUS($)   OTHER    OPTIONS(#)    COMPENSATION
-------------      ---- ------  ---------   -----   ----------     ------------
Steven T.          2000 279,800(2) --    31,730(3)   900,000           --
Francesco(1)       1999 126,201    --      15,000  1,600,000     1,000,000
   Chairman of     1998   --       --            --       --     shares(4)
   the Board of                                                        --
   Directors

Jay R. Schifferli  2000 136,365    --     7,826      200,000           --
(4)
 General Counsel   1999   --       --      --             --           --
 and Exec.VP -     1998   --       --      --             --           --
 Strategic
 Business
 Development

Peter J. Kendrick  2000 135,565    -      5,950       25,000           --
 Chief Financial   1999 42,214     -       --        100,000           --
 Officer and Vice  1998   --       -       --             --           --
 President

Gregory McNulty(1) 2000 195,184  50,000   9,134      250,000           --
 Exec.Vice         1999   --       -       --             --           --
 President -       1998   --       -       --             --           --
 Sales and
 Marketing

Jonathan Sachs     2000 177,692    -       --        504,742           --
 Exec.Vice         1999   --       -       --             --           --
 President  -      1998   --       -       --             --           --
 Technology and
 Chief Technology
 Officer

Jerry Carter       2000 128,211    -      3,400       75,000           --
 Vice President    1999   --       -       --             --           --
 Operations        1998   --       -       --             --           --
-----------

(1) Mr. Francesco resigned as the Chief Executive Officer in November
    2000.  Mr. McNulty resigned from the company in March 2001.
(2) Includes $4,800 of retroactive pay relating to 1999.
(3) For 2000, represents payment of accrued vacation time in connection with Mr. Francesco's resignation. For 1999, represents reimbursement of moving expenses.
(4) Upon the merger with Open ROUTE, Mr. Francesco became entitled to 1,000,000 shares of common stock pursuant to the change of control provisions of his employment contract. Mr. Francesco deferred receipt of such payment until January 5, 2001. The income attributed to Mr. Francesco was $382,800.
(5) Mr. Schifferli became interim Chief Executive Officer in November
    2000.  He ceased to serve in this capacity on January 7, 2001.

OPTION GRANTS

      The following table summarizes option grants during 2000 to the Named Executive Officers:

                                      STOCK OPTION GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------------------------------
                                                                                          POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION
----------------------------------------------------------------------------------------------------------------
                               % OF TOTAL
                   OPTIONS       OPTIONS        EXERCISE   MARKET
                  GRANTED       GRANTED TO      PRICE ($/  PRICE ($) EXPIRATION   0% ($)   5% ($)   10% ($)
NAME              ( #)(A)       EMPLOYEES       SHARE)       (B)       DATE                 (C)


-----------------------------------------------------------------------------------------------------------------
Steven T.         400,000                      8.06      8.06        4/4/10       --    2,027,00   5,138,000
Francesco         500,000(E)      9.3          1.00      1.00      11/10/05       --     314,000     796,000


Jay R.
Schifferli        200,000(D)      2.1          8.06      8.06       4/17/10        --  1,013,000    2,569,000
Peter J.            25,000          *          7.25      7.25       5/25/10        --    114,000      289,000
Kendrick
Gregory McNulty  250,000(D)       2.6         6.00      14.93        1/4/10  2,232,000  4,579,000   8,181,000

Jonathan Sachs    242,250(F)                  6.81      22.91        1/1/10  3,904,000  7,398,000  12,758,000
                   34,427                     5.23      22.91       3/16/10    608,000  1,104,000   1,856,000
                   78,065                     1.60      0.62       12/29/10         --         --          --
                  150,000          5.2        0.75      0.62       12/29/05         --     71,000     179,000

Jerry Carter       75,000            *        7.25      7.25        5/25/10         --    342,000     685,000


-----
* less than 1 percent of total options granted to employees.

(A) Under the terms of our incentive stock option plan, the board of directors retains discretion, subject to plan limits, to modify the terms of the outstanding options and to re-price the options. The options generally were granted for a term of 10 years, subject to earlier termination in the event of termination of employment.
(B) Equals fair market value of common stock on the date of grant.
(C) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10% compounded annually from the date of grant to their expiration date. Actual gains, if any, on stock option exercises will depend upon the future performance of the common stock and the date on which the options are exercised.
(D) Identified options were granted based on terms of an employment contract.
(E) Identified options were granted based on terms of a severance contract.
(F) 150,000 of the identified options were granted based on terms of an employment contract. 34,427 of the identified options were issued in the conversion of options originally granted by AetherWorks Corporation, pursuant to the agreement by which we acquired AetherWorks. 78,065 of the identified options were issued as an adjustment to the 34,427 options, in accordance with the AetherWorks acquisition agreement.

OPTION EXERCISES AND YEAR-END VALUES

      The following table summarizes option exercises during 2000 by the Named Executive Officers and the value of the options held by such persons at the end of 2000:

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                    SHARES
                   ACQUIRED                   NUMBER OF                  VALUE OF UNEXERCISED
                      ON         VALUE      UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                   EXERCISE    REALIZED      AT FISCAL YEAR-END (#)      AT FISCAL YEAR-END ($)
s    NAME              (#)         ($)      EXERCISABLE\UNEXERCISABLE    EXERCISABLE\UNEXERCISABLE
   ------          -------     --------    -------------------------    -------------------------
Steven Francesco       --          --       2,062,500 437,500                   --    --
Jay R. Schifferli      --          --              0  200,000                   --    --
Peter J. Kendrick      --          --              0  125,000                   --    --
Gregory McNulty        --          --              0  250,000                   --    --
Jonathan Sachs         --          --              0  504,742                   --    --
Jerry Carter           --          --              0  137,917                   --    --


TEN YEAR OPTION RE-PRICINGS

      On December 23, 2000, the Board of Directors re-priced all options of our employees and directors. The following table summarizes the effect of this re-pricing on the Named Executive Officers.

                      OPTION RE-PRICING IN LAST FISCAL YEAR

                                                                                          LENGTH OF
                                                  MARKET                                  ORIGINAL
                                                  PRICE         EXERCISE                 OPTION TERM
                                NUMBER OF        OF STOCK       PRICE          NEW        REMAINING
                                OPTIONS          AT TIME OF   AT TIME OF    EXERCISE     AT DATE OF
    NAME             DATE       RE-PRICED       RE-PRICING($) RE-PRICING($)  PRICE($)    RE-PRICING
   ------           ------    -------------      ---------   -------------   ---------  ------------
Steven Francesco    12/23/00     400,000            0.75          1.50          0.75        8 years
                    12/23/00  1,200,0000            0.75          2.75          0.75        8 years
                    12/23/00     400,000            0.75          8.06          0.75        9 years
Jay R. Schifferli   12/23/00     200,000            0.75          8.06          0.75        9 years
Peter J. Kendrick   12/23/00     100,000            0.75          2.50          0.75        8 years
                    12/23/00      25,000            0.75          7.25          0.75        9 years
Gregory McNulty     12/23/00      50,000            0.75         12.43          0.75        8 years
                    12/23/00      50,000            0.75          2.50          0.75        8 years
                    12/23/00     250,000            0.75          6.00          0.75        9 years
Jonathan Sachs      12/23/00     242,250            0.75          6.81          0.75        9 years
                    12/23/00      34,427            0.75          5.23          0.75        9 years
                    12/29/00      78,065            0.62          1.60          0.75       10 years
Jerry Carter        12/23/00      75,000            0.75          7.25          0.75        9 years
                    12/23/00      50,000            0.75          2.50          0.75        8 years
                    12/23/00       7,667            0.75          1.69          0,75        8 years
                    12/23/00       5,250            0.75          3.13          0.75        7 years


      REPORT OF THE COMPENSATION COMMITTEE ON OPTION RE-PRICING

      On December 23, 2000, at the recommendation of the compensation committee, the board of directors re-priced all options outstanding to employees and directors. The new exercise price was fixed at $0.75 per share, which was in excess of the last reported sales price of the common stock on the Nasdaq Stock Market on the preceding trading day. The last reported sales price on December 22, 2000 was $0.62 per share.

      In order to benefit from the re-pricing, an employee must elect to participate in the option re-pricing program. In order to participate, each employee must surrender all of his current options. The employee will then be issued a number of new options equal to the number of the employee's options surrendered. The new options will have a new vesting period. The new options will vest as follows:

   o With respect to any options vested at the time they are surrendered or any options scheduled to vest on or before March 31, 2001, the replacement options will vest in three installments. The first installment will equal 25% of the employee's total options covered by this clause, and this installment will vest on March 31, 2001. The next installment will equal 25% of the employee's total options covered by this clause, and this installment will vest on June 30, 2001. The remaining 50% of the surrendered options covered by this clause will vest on September 30, 2001.
   o With respect to any options surrendered by an employee that were scheduled to vest after March 31, 2001 but on or before June 30, 2001, the replacement options will vest in two installments. The first installment will equal 50% of the employee's total options covered by this clause, and this installment will vest on June 30, 2001. The remaining 50% of the surrendered options covered by this clause will vest on September 30, 2001.
   o With respect to any options surrendered by an employee that were scheduled to vest after June 30, 2001 but on or before September 30, 2001, the replacement options will vest on September 30, 2001.
   o With respect to any surrendered option that was scheduled to vest after September 30, 2001, the replacement option will maintain the same vesting schedule.

      If we terminate an employee without cause prior to September 30, 2001 or the employment relationship is terminated due to death or disability, then at the time of termination the employee will become vested in all options that the employee would have been vested if the employee had not participated in the option re-pricing program. Except as described in this report, the replacement options will be governed by the stock option plan under which they were issued. The board of directors is evaluating a comparable vesting program with respect to the re-priced options held by directors.

      The compensation committee recommended this re-pricing program to the board of directors because of the need to retain the employees of the Company. During the past year, we have emphasized equity participation as a significant component of our employee compensation program. Given the decline of the Company's stock price during 2000, all employee options were out of the money, and for most of the options the discrepancy was so great that our employees placed little or no value in their options. In light of this, we believed that we would lose employees if we did not re-establish value in their equity compensation. We believe the new option exercise price has the desired incentive for our employees to maximize the value of the Company for all stockholders. In order to realize our goal of ensuring employee retention, we also added a vesting period, so only employees who stay with us during this period will fully benefit from the re-pricing. We recognize there is a non-cash accounting charge that results from the re-pricing program, but we considered the benefits of the program to outweigh the accounting charge.

      Submitted by the Compensation Committee:

      Robert Glorioso
      John Faccibene

                            COMPENSATION OF DIRECTORS

      In 2000, each member of the board of directors who joined the board in 2000 and who was not an employee of the company was paid a one time grant of 50,000 stock options. The exercise price for these grants was $12.43, which was the price at which the last grant to Directors had been made. On December 23, 2000, the Company re-priced the options issued to the board of directors to $0.75 per share, the then market value. In addition, directors are reimbursed for all reasonable expenses incurred by them in connection with their attendance at board or committee meetings.

      In March 2001, the Board of Directors adopted a policy for grants of options to Directors. The policy provides that options to acquire 50,000 shares will be granted to new Directors, with an exercise price equal to the last reported closing sales price at the time the Directors join the Board. In addition, Directors will receive an annual grant of options to purchase 35,000 shares, effective on the anniversary of joining the Board, with an exercise price equal to the last reported closing sales price at the time of the grant.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the compensation committee during 2000 were Doug Mello and John Faccibene. Mr. Mello resigned from the committee in December 2000 when he signed a consulting agreement with us. Robert Glorioso was appointed to the compensation committee to replace Mr. Mello. Mr. Faccibene resigned from the Board in February 2000, and Heidi Heiden was appointed to the compensation committee to replace him. None of our executive officers currently serves on the compensation committee of another entity or any other committee of the board of directors of another entity performing functions similar to the compensation committee. No interlocking relationships exist between our board of directors or our compensation committee and the board of directors of compensation committee of any other company.

                      EMPLOYMENT AND SEVERANCE ARRANGEMENTS

      Each of the Named Executive Officers has an employment contract or severance arrangement with us.

      Steven T. Francesco, our former Chairman and Chief Executive Officer, entered into an employment agreement effective as of March 22, 1999. In connection with Mr. Francesco's resignation as Chief Executive Officer in November 2000, we entered into a Severance Agreement with him. Pursuant to his Employment Agreement, upon his resignation Mr. Francesco became entitled to: (1) continued base salary of $275,000 per year for a period of three years, (2) accelerated vesting of 400,000 stock options that had not previously vested and
(3) continued participation in the Company's benefit plans for up to three years. Mr. Francesco is also subject to a non-compete provision that extends for three years.

      Pursuant to the terms of the Severance Agreement with Mr. Francesco, he agreed to continue as a consultant to the Company through October 31, 2001, providing services up to 20 hours per month, in exchange for a payment of $12,500 per month. Mr. Francesco was also granted an additional 500,000 options that vest quarterly over a two-year period but that only become eligible for sale in equal quarterly installments of 125,000 shares. In addition, the Severance Agreement provides mutual releases by each of the Company and Mr. Francesco with respect to any claims related to actions during his employment period.

      Jay Schifferli, our General Counsel and Executive Vice President - Strategic Business Development, entered into an employment agreement effective as of March 8, 2000. The term of Mr. Schifferli's agreement is through March 8, 2003. Under the agreement, Mr. Schifferli is paid a base salary of $200,000 per annum, and he is eligible for an annual bonus to be established in the sole discretion of the compensation committee. In addition, Mr. Schifferli has been issued options to purchase 200,000 shares of common stock, and the options vest over the term of his employment contract. Mr. Schifferli will become eligible for up to an additional 50,000 options if certain performance criteria are met. Mr. Schifferli's employment agreement also provides that, in the event of a change in control of the Company, he will be issued 100,000 shares of common stock. In the event Mr. Schifferli's employment is terminated by the Company without cause or by Mr. Schifferli for good reason, as these terms are described in the employment agreement, he will be entitled to: (1) receive an amount equal to 12 months base salary, (2) accelerated vesting of all of his stock options and (3) participation in the Company's benefit plans for up to 12 months. Mr. Schifferli's employment agreement also contains non-compete provisions for up to one year after termination of his employment, that relate to the manner in which his employment is terminated. If the payment to Mr. Schifferli upon termination or change of control results in the imposition of an excise tax pursuant to
Section 280G of the Internal Revenue Code, the Company will pay to Mr. Schifferli a tax "gross-up" payment equal to the amount of his resulting tax liability.

      Greg McNulty, our former Executive Vice President -Worldwide Sales and Marketing, entered into an employment agreement effective as of January 4, 2000. The term of Mr. McNulty's agreement was through January 4, 2003. Under the agreement, Mr. McNulty was paid a base salary of $200,000 per annum, and he was eligible for an annual bonus in the sole discretion of the compensation committee. In addition, Mr. McNulty was issued options to purchase 250,000 shares of common stock, and the options were to vest over the terms of his employment contract. He was also eligible for additional stock options if certain performance criteria were met. Mr. McNulty's employment agreement also provided that, in the event of a change in control of the company, he would be issued 200,000 shares of common stock. Mr. McNulty's employment agreement also contains non-compete provisions for up to one year after termination of this employment, that relate to the manner in which his employment is terminated.

      Pursuant to the terms of the Severance Agreement with Mr. McNulty, he resigned effective March 22, 2001. Upon his resignation, we appointed Mr. McNulty to our Business Advisory Board. We agreed that Mr. McNulty would be entitled to exercise the 100,000 options in which he had become vested as a Director of the company and the 150,000 options he would have been vested in if he had not entered into a re-pricing agreement with the company. We agreed that Mr. McNulty would be permitted to exercise the options during the period ending on the later of:

   o  June 20, 2001;
   o 90 days after the date the he ceases to be a member of our Business Advisory Board; or
   o March 31, 2002 if we remove him from the Business Advisory Board without cause.

      Jonathan Sachs, our Executive Vice President - Technology and Chief Technology Officer, entered into an employment agreement effective as of December 29, 2000. The term of Mr. Sachs' agreement is through December 29, 2002. Under the agreement, Mr. Sachs is paid a base salary of $220,000 per annum, and he is eligible for an annual bonus to be established in the sole discretion of the compensation committee and a quarterly bonus to be established in the discretion of the chief executive officer. In addition, Mr. Sachs has been issued options to purchase 150,000 shares of common stock, and the options vest over the term of his employment contract. In the event Mr. Sachs' employment is terminated by the Company without cause or by Mr. Sachs for good reason, as these terms are described in the employment agreement, he will be entitled to: (1) continued payment of his base salary for the lesser of 12 months or the remaining term of his agreement, (2) accelerated vesting of all of his stock options and (3) participation in the Company's benefit plans for up to 12 months. Mr. Sachs' employment agreement also contains non-compete provisions for up to one year after termination of his employment, that relate to the manner in which his employment is terminated.

      Peter Kendrick, our Vice President and Chief Financial Officer, entered into an employment agreement effective as of August 2, 1999. The term of Mr. Kendrick's agreement is through August 2, 2001. Under the agreement, Mr. Kendrick is paid a base salary of $135,000 per annum, and he is eligible for an annual bonus to be established in the sole discretion of the compensation committee. In addition, Mr. Kendrick was issued options to purchase 100,000 shares of common stock pursuant to the agreement, and these options vested at the time of the Company's acquisition of OpenROUTE Networks, Inc. in December 1999. In the event Mr. Kendrick's employment is terminated by the Company without cause or by Mr. Kendrick for good reason, as these terms are described in the employment agreement, he will be entitled to: (1) receive an amount equal to twelve months base salary, (2) accelerated vesting of all of his stock options and (3) participation in the Company's benefit plans for up to twelve months. Mr. Kendrick's employment agreement also contains non-compete provisions for up to one year after termination of his employment, that relate to the manner in which his employment is terminated.

      Jerry Carter, our Vice President - Operations, entered into an executive retention agreement effective as of February 1, 1999. In the event Mr.Carter's employment is terminated by the Company without cause or by Mr. Carter for good reason, as these terms are described in the retention agreement, he will be entitled to: (1) receive an amount equal to six months base salary and (2) continue to receive health, disability and similar benefits during this period. The retention agreement also contains a six-month non-complete provision. The term of the agreement extents until December 31, 2001, and automatically renews for additional one-year periods unless notice of termination is provided at least ninety days prior to the end of the term.

      In addition to these agreements with the Named Executive Officers, on December 29, 2001 we entered into an employment agreement with John DuBois pursuant to which he agreed to become our chief executive officer and a director. The term of Mr. DuBois' agreement is through January 3, 2004. Under the agreement, Mr. DuBois is paid a base salary of $260,000 per annum, and he is eligible for quarterly and annual bonuses at the sole discretion of the board of directors. In addition, Mr. DuBois has been issued options to purchase 3,200,000 shares of common stock. 500,000 of the options have vested and the remainder vest over the term of his employment contract. Mr. DuBois exercised the 500,000 vested options upon signing his agreement. Mr. DuBois' employment agreement also provides that, in the event of a change in control of the Company, he will be issued 400,000 shares of common stock. In the event we terminate Mr. DuBois' employment without cause or Mr. DuBois terminates his employment for good reason, as these terms are described in the employment agreement, he will be entitled to: (1) receive an amount equal to 12 months base salary, (2) accelerated vesting of all of his stock options and (3) participation in our benefit plans for up to 12 months. Mr. DuBois' employment agreement also contains non-compete provisions for up to one year after termination of his employment, that relate to the manner in which his employment is terminated. If the payment to Mr. DuBois upon termination or change of control results in the imposition of an excise tax pursuant to Section 280G of the Internal Revenue Code, we will pay to Mr. DuBois a tax "gross-up" payment equal to the amount of his resulting tax liability.

                      STOCK OWNERSHIP OF MANAGEMENT AND OTHERS

      The following table sets forth certain information, as of April 9, 2001, with respect to the beneficial ownership of our common stock by:

   o  each of our directors;

   o our chief executive officer and each of our other most highly compensated executive officers who earned at least $100,000 in salary and bonuses for fiscal 2000; and

   o  all of our directors and executive officers as a group.

      As of April 9, 2001, we believe that except as shown in the following table no person beneficially owned more than 5% of the outstanding shares of our common stock.

                                                  NUMBER OF       PERCENTAGE
                                                    SHARES         OF COMMON
                                                 BENEFICIALLY        STOCK
                BENEFICIAL OWNER                   OWNED(1)      OUTSTANDING (2)
                ----------------                   --------      ---------------


Steven Francesco.............................     4,300,000 (3)        9.0%

John DuBois..................................     3,776,682 (4)        7.9%


Douglas J. Mello.............................       225,866             *

Heidi Heiden.................................        12,500             *

 Richard Yalen...............................       105,866             *

 Thomas Liebermann...........................       75,866  (5)         *

 Robert Glorioso.............................       93,991  (6)         *

 William Yundt...............................       60,866  (7)         *

 Jay R. Schifferli...........................       25,000              *

 Peter J. Kendrick...........................       28,125              *

 Greg McNulty................................          --               *

 Jonathan Sachs..............................    2,205,603 (8)         4.9%

 Jerry Carter................................       35,625              *

All Directors and executive officers as
a group (14 persons).........................   10,945,990            21.5%
---------
*     Less than 1%

(1)The number of shares of common stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of common stock that the individual has the right to acquire within 60 days after April 9, 2001 through the pursuant to outstanding preferred stock, warrants, options or other rights. The inclusion of any shares of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The address of each beneficial owner is care of the Company. Except as otherwise indicated, all shares shown in this column represent shares underlying stock options.
(2)Number of shares deemed outstanding includes approximately 44,390,000 shares outstanding as of April 9, 2001, plus any shares subject to preferred stock, warrants of options held by the person in question that are currently convertible or exercisable for common stock or will become convertible or exercisable within 60 days after April 9, 2001.
(3)Includes 1.0 million shares owned, 666,667shares issuable upon the conversion of preferred stock, 133,333 shares issuable upon the exercise of warrants and 2.5 million shares issuable upon the exercise of options.
(4)Includes 500,000 shares owned, 2,355,568 million shares issuable upon the conversion of preferred stock, 471,114 shares issuable upon the exercise of warrants and 450,000 shares issuable upon the exercise of options.
(5)Includes 15,000 shares owned, 5,000 shares held in trust for which he has dispositive and voting power and 55,866 shares issuable upon the exercise of options.
(6)Includes 5,625 shares owned and 88,366 shares issuable upon the exercise of options.
(7)Includes 5,000 shares owned and 55,866 shares issuable upon the exercise of options.
(8)Includes 2,007,324 shares owned and 198,279 shares issuable upon the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In February 2000, we entered into a $10.0 million line of credit agreement with Steve Francesco, then our chief executive officer. The loan agreement provided for interest of prime plus 5% on the outstanding principal. No amounts were borrowed under this agreement. Per the agreement, the line was terminated in March 2000 when we completed an equity offering greater than $10.0 million.

      From April, 2000 to July, 2000 John DuBois, our current Chief Executive Officer and Chairman of the Board, was a member of our Advisory Board. In this capacity he was granted options to acquire 12,500 shares of common stock at an exercise price of $14.56 per share, subject to vesting requirements. Due to a conflict of interest, he resigned from the Business Advisory Board in July, 2000 and all of his options cancelled.

      In April 2000, we loaned $1,000,000 to Jonathan Sachs, our Chief Technology Officer. The loan is evidenced by a promissory note and bears interest at the rate of 9% per annum. Mr. Sachs pledged his shares of common stock and certain other rights to secure the obligation. The loan must be repaid on or before May 15, 2003, and the loan documents provide that Mr. Sachs must pay over to us any proceeds he receives from the sale of common stock (other than common stock received upon the exercise of options) and one-half of any proceeds he receives from the sale of common stock upon exercise of options as prepayment of the loan.

      Jay Schifferli, our General Counsel, was a Partner at Kelley Drye & Warren LLP, an international law firm, prior to joining us. During the course of 2000, Kelley Drye was our primary corporate counsel. We incurred fees to Kelley Drye of $149,000 during 2000.

      In November 2000 we entered into a severance agreement with Steve Francesco, then our chief executive officer and a member of our Board of Directors pursuant to which Mr. Francesco resigned as an officer and employee but continued to serve as a Director. Pursuant to the agreement, he agreed to continue as a consultant to us through October 31, 2001, providing services up to 20 hours per month, in exchange for a payment of $12,500 per month. Mr. Francesco was also granted an additional 500,000 options that vest over two years and become eligible for sale in equal quarterly installments of 125,000 shares. In addition, the Severance Agreement provided mutual releases by each of the Company and Mr. Francesco with respect to any claims related to actions during his employment period.

      In December 2000, John DuBois, our Chief Executive Officer, and Steve Francesco, then our Chairman of the Board, participated in a private offering of preferred stock and warrants that we conducted. Mr. DuBois invested $1.5 million and received preferred stock convertible into 2.0 million shares of common stock at a conversion price of $0.75 per share and warrants to purchase 400,000 shares of common stock at an exercise price of $0.90 per share. Mr. Francesco invested $500,000 and received preferred stock convertible into 666,670 shares of common stock at a conversion price of $0.75 per share and warrants to purchase 133,333 shares of common stock at an exercise price of $0.90 per share. The last reported closing market price of the common stock on the date of this transaction was $0.625.

      On December 29, 2000, we entered into a consulting agreement with Doug Mello, one of our Directors. Pursuant to the agreement, Mr. Mello agreed to perform services requested of him by the company, and to devote at least five days a month to the company. In return, we agreed to pay to him $120,000 per annum and we granted him 120,000 options that vest over a six-month period. The agreement has a one-year term.

      In January 2001, Steve Roberts, who soon after joined us as our Chief Operating Officer, participated in a private offering of preferred stock that we conducted. Mr. Roberts invested $500,000 and received preferred stock convertible into 307,692 shares of common stock at a conversion price of $1.62 per share. The last reported closing market price of the common stock on the date of this transaction was $2.25.

      In March 2001, John DuBois, our Chief Executive Officer and Chairman of the Board, participated in a private offering of preferred stock and warrants that we conducted. Mr. DuBois invested $500,000 and he received preferred stock convertible into 355,568 shares of common stock at a conversion price of $1.4062 per share and warrants to purchase 71,114 shares of common stock at an exercise price of $2.11 per share. The last reported closing market sales price of our common stock on the date of this transaction was $1.4062 per share.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      (1)  FINANCIAL STATEMENTS

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
      ------------------------------------------
                                                                        PAGE
                                                                        ----

            Report of Independent Public Accountants                      28
            Consolidated Statements of Operations                         29
            Consolidated Balance Sheets                                   30
            Consolidated Statements of Stockholders' Equity               31
            Consolidated Statements of Cash Flows                         32
            Notes to Consolidated Financial Statements                    33

      (2)  FINANCIAL STATEMENT SCHEDULES

      INDEX TO CONSOLIDATED FINANCIAL STATEMENT SUPPLEMENTAL SCHEDULE
      ---------------------------------------------------------------

                                                                        PAGE
                                                                        ----
      Report of Independent Public Accountants on
         Supplemental Schedule .......................................... 75
      For the three years in the period ended
         December 31, 2000:
      Schedule II - Consolidated Valuation and
         Qualifying Accounts............................................. 76

All other Schedules have been omitted because the required information is either shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)   EXHIBITS

ITEM 16.  EXHIBITS

Exhibit
NUMBER        DESCRIPTION

2.1 Agreement and Plan of Merger, dated September 30, 1999, between Netrix Corporation and OpenROUTE Networks, Inc. (incorporated by reference to Exhibit 4.2 to our quarterly report on Form 10-Q filed on August 16, 1999).

2.2 Amendment to Agreement and Plan of Merger between Netrix Corporation and OpenROUTE Networks, Inc., dated November 9, 1999 (incorporated by reference to our registration statement on Form S-4 filed on November 19, 1999).

2.3 Agreement and Plan of Merger, dated December 31, 1999 among Netrix Corporation, Nx1 Acquisition Corp. and AetherWorks Corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on January 14, 2000).

Exhibit
NUMBER        DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of Netrix Corporation (incorporated by reference to Exhibit 3.1 to our registration of Form S-1 filed on September 18, 1992, as amended, File No. 33-50464 (the "l992 S-1")).

3.2 Amendment to Certificate of Incorporation of Netrix Corporation dated August 26, 1999 (incorporated by reference to Exhibit 4.8 to our registration statement on Form S-3, filed on June 18, 1999, as amended, File No. 333-81109 (the "1999 S-3")).

3.3 Certificate of Merger between Netrix Corporation and OpenROUTE Networks, Inc. (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 1999).

3.4 Amendment to Certificate of Incorporation of Netrix Corporation dated September 13, 2000. (filed as Exhibit 3.4 to our Registration Statement on Form S-3 filed on January 17, 2001 File No. 333-53852(the "January 2001 S-3").

4.1 Specimen certificate of common stock of Nx Networks, Inc. (filed as Exhibit 4.1 to the January 2001 S-3).

4.2 Certificate of designations for the form of Series B 8% convertible preferred stock. (filed as Exhibit 4.2 to the January 2001 S-3).

4.3           Form of Warrant. (filed as Exhibit 4.3 to the January 2001 S-3).

4.4 Certificate of designations for the form of Series C 8% convertible preferred stock.

4.5 Certificate of designations for the form of Series D 8% convertible preferred stock.

4.6           Amendment to Certification of Incorporation of Nx Networks, Inc.
              dated March 2001.

4.7 Subscription Agreement related to the March 2001 private sale of common stock.

10.1 Employment Agreement dated December 29, 2000 between Nx Networks, Inc. and John DuBois (filed as Exhibit 10.1 to the January 2001 S-3).

10.2* Severance Agreement dated November10, 2000 between Nx Networks, Inc. and Steven T. Francesco, as amended (filed as Exhibit 10.2 to the January 2001 S-3).

10.3*         Employment Agreement between Netrix Corporation and Steven T.
              Francesco, dated March 22, 1999 (incorporated by reference to
              Exhibit 10.5 to our quarterly report on Form l0-Q, filed on November 15, 1999).

10.4*         Employment Agreement between Netrix Corporation and Peter J.
              Kendrick, dated August 2, 1999 (incorporated by reference to
              Exhibit 10.6 to our quarterly report on Form 10-Q, filed on November 15, 1999).

10.5*         Employment Agreement between Nx Networks Corporation and Gregory
              C. McNulty, dated January 4, 2000 (incorporated by reference to
              Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 1999).

Exhibit
NUMBER        DESCRIPTION

10.6* Employment Agreement dated March 8, 2000 between Nx Networks, Inc. and Jay R. Schifferli. (filed as Exhibit 10.6 to the January 2001 S-3).

10.7* Employment Agreement dated December 29, 2000 between Nx Networks, Inc. and Jonathan Sachs, together with note and pledge agreement. (filed as Exhibit 10.7 to the January 2001 S-3).

10.8* Form of Retention Agreement with Executive Officers of Netrix Corporation (incorporated by reference to Exhibit 10.7 to our quarterly report on Form l0-Q, as amended, filed on November 15,
              1999).

10.9 Consulting Agreement, dated December 29, 2000 between Nx Networks, Inc. and Keir Kleinknecht. (filed as Exhibit 10.9 to the January 2001 S-3).

10.10* Consulting Agreement, dated December 29, 2000 between Nx Networks, Inc. and Doug Mello. (filed as Exhibit 10.10 to the January 2001 S-3).

10.11* 1999 Long Term Incentive Plan of Netrix Corporation, as amended (incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q filed on November 15, 1999).

10.12* Amended and Restated Incentive Stock Option plan of Netrix Corporation, as amended (incorporated by reference to Exhibit 10.1 to our annual report on Form 10-K for the year ended December 31,
              1995).

10.13* 1992 Employee Stock Purchase Plan of Netrix Corporation (incorporated by reference to Exhibit 10.2 to our annual report on Form 10-K for the year ended December 31, 1995).

10.14* 1992 Directors Stock Option Plan of Netrix Corporation (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for the year ended December 31, 1995).

10.15* 1996 Stock Option Plan of Netrix Corporation (incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the year ended December 31, 1995).

10.16* Amended and Restated 1997 Stock Option Plan of AetherWorks Corporation. (filed as Exhibit 10.16 to the January 2001 S-3).

10.17         1991 Restated Stock Option Plan of OpenROUTE Networks, Inc.
              (filed as Exhibit 19.1 to OpenROUTE's quarterly report on Form 10-Q for the quarter ended June 27, 1992).

10.18         1988 Nonqualified Stock Option Plan of OpenROUTE Networks, Inc.
              (filed as Exhibit 10.7 to OpenROUTE's registration statement on Form S-1).

10.19         1991 Restated Stock Option Plan of OpenROUTE Networks, Inc.
              (filed as Exhibit 19.1 to OpenROUTE's quarterly report on Form 10-Q for the quarter ended June 27, 1992).

Exhibit
NUMBER        DESCRIPTION

10.20         Restated Employee Stock Award Plan of OpenROUTE Networks, Inc.
              (filed as Exhibit 10.8 to OpenROUTE's registration statement on Form S-1).

10.21 Settlement Agreement and Release dated December 29, 2000 by and among Nx Networks and certain of the former owners of AetherWorks Corporation. (filed as Exhibit 10.21 to the January 2001 S-3).

10.22 Office lease, dated July 1998, by and between Netrix Corporation and Bedminster Capital Funding LLC (incorporated by reference to
              Exhibit 10.15 to our amended quarterly report on Form 10-Q filed December 21, 1999).

10.23 Office Sublease, dated September 30, 1999, by and between Netrix Corporation and Scoreboard, Inc. (incorporated by reference to Exhibit 10.14 to our quarterly report on Form l0-Q, filed on November 15, 1999).

10.24 Lease Agreement, dated December 19, 1994, by and between OpenROUTE Networks, Inc. and WCB Twenty Limited Partnership (filed as
              Exhibit 10.31 to OpenROUTE's annual report on Form 10-K for the year ended December 31, 1994).

10.25 Amendment to Lease Agreement, dated December 19, 1994, by and between OpenROUTE Networks, Inc. and WCB Twenty Limited Partnership, dated May 23, 1997 (filed as Exhibit 10.18 to OpenROUTE's annual report on Form 10-K for the fiscal year ended December 31, 1997).

10.26 Amendment to Lease Agreement, dated December 19, 1994, by and between OpenROUTE Networks, Inc. and WCB Twenty Limited Partnership, dated June, 2000. (filed as Exhibit 10.26 to the January 2001 S-3).

10.27 Lease Agreement dated May 18, 2000 between Water Tower Campbell LLC and Netrix Corporation (incorporated by reference to Exhibit
              10.1 to our quarterly report on Form l0-Q, filed on August 15,
              2000).

10.28 Software License Agreement, dated January 1, 1990, by and between OpenROUTE Networks, Inc. and Noel Chiappa (filed as
              Exhibit 10.5 to OpenROUTE's registration statement on Form S-1).

10.29 Manufacturing Agreement, dated September, 1999, by and between Netrix Corporation and SMT Centre S.F. Inc. (incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q, as amended, filed on November 15, 1999).

10.30 Master Manufacturing and Purchase Agreement, dated August 1, 1998, by and between OpenROUTE Networks, Inc., and U.S. Assemblies New England. (filed as Exhibit 10.30 to the January 2001 S-3).

10.31*        Amendment to the 1999 Long Term Incentive Plan dated March 7,
              2001.

Exhibit
NUMBER        DESCRIPTION

10.32* Termination Agreement dated March 22, 2001 between Nx Networks, Inc. and Greg McNulty.

23.1          Consent of Arthur Andersen LLP.


----------------
*This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

+Confidential treatment has been requested for portions of this document.

(b)  Reports on Form 8-K

We did not file any Reports on Form 8-K during the period from September 30, 2000 to December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NX NETWORKS, INC.


Date:   April 9 , 2001                   By:  /S/ JOHN E. DUBOIS
                                            ---------------------------------
                                                    John E. DuBois
                                          Chairman and Chief Executive Officer


        SIGNATURE                    TITLE                     DATE

/s/ John E. DuBois
---------------------------
       JOHN DUBOIS              Chairman, Chief            April 9, 2001
                                    Executive
                              (Principal Executive
                                   Officer)
/s/ Peter J. Kendrick
---------------------------
    PETER J. KENDRICK          Vice President of           April 9, 2001
                                   Finance and
                            Administration and Chief
                                Financial Officer
                              (Principal Financial
                                   Officer)

/s/ Jennifer Bell-Gordon
---------------------------
 JENNIFER BELL-GORDON              Controller               April 9, 2001
                             (Principal Accounting
                                   Officer)

/s/ Douglas J. Mello
---------------------------
     DOUGLAS J. MELLO              Director                April 9, 2001


/s/ Richard Yalen
---------------------------
      RICHARD YALEN                Director                April 9, 2001


/s/ Robert Glorioso
---------------------------
     ROBERT GLORIOSO               Director                April 9, 2001


/s/ Thomas Liebermann
---------------------------
    THOMAS LIEBERMANN              Director                April 9, 2001


/s/ William Yundt
---------------------------
     WILLIAM YUNDT                 Director                April 9, 2001


/s/ Heidi Heiden
---------------------------
    HEIDI HEIDEN                    Director                April 9, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nx Networks, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Nx Networks, Inc. (a Delaware corporation, formerly Netrix Corporation) and its subsidiaries included in this Form 10-K and have issued our report thereon dated April 9, 2001. Our report on the financial statements includes an explanatory paragraph regarding Nx Networks, Inc.'s ability to continue as a going concern. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included on Schedule II, Consolidated Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

      ......                                    ARTHUR ANDERSEN LLP

Vienna, Virginia
April 9, 2001

SCHEDULE II

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                               BALANCE   CHARGES TO                  BALANCE AT
                                  AT     REVENUES                     END OF
DESCRIPTION                    BEGINNING   AND     OTHER* DEDUCTIONS  PERIOD
-----------                    OF PERIOD  EXPENSES ------ ----------  ------
                               --------- ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

Year Ended December 31, 1998:  $ 1,505    1,489     --    (2,198)    $   796
Year Ended December 31, 1999:  $   796    1,364    1,812  (1,070)    $ 2,902
Year Ended December 31, 2000:  $ 2,902    3,962     --    (1,678)    $ 5,186





* Other represents the account balance acquired from OpenROUTE on December 22, 1999.