Form 10-Q
period 2001-03-31
NX NETWORKS INC
filed 2001-05-21
CIK 889237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                  (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                  Yes      X                         No
                     ____________                      _____________

         At May 15, 2001, there were 44,412,000 shares of the registrant's Common Stock, $.05 par value per share, outstanding.

                                Nx NETWORKS, INC.

                                    FORM 10-Q

                                 MARCH 31, 2001

                                      INDEX


                                                                       Page No.
                                                                       ________

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                           3

PART I -- FINANCIAL INFORMATION (UNAUDITED)

     ITEM 1 -- FINANCIAL STATEMENTS

           Unaudited Condensed Consolidated Statements of Operations
                for the three months ended March 31, 2001 and March
                31, 2000                                                    4
           Unaudited Condensed Consolidated Balance Sheets as of March
                31, 2001 and December 31, 2000                              5
           Unaudited Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2001 and March
                31, 2000                                                    6
           Notes to Unaudited Condensed Consolidated Financial Statements   7

     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                        16

     ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET
                RISK                                                       26

PART II -- OTHER INFORMATION

         ITEM 1 -- LEGAL PROCEEDINGS                                       26

         ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS               28

         ITEMS 3 THROUGH 5                                                 29

         ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                        29


SIGNATURE

EXHIBIT INDEX

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Some of the information set forth in this quarterly report includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to matters such as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward looking statements. Because these statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this quarterly report.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to those set forth under the caption "Certain Factors Which May Affect Future Results" on page 21 of this quarterly report and in our filings with the SEC.



        PART I -- FINANCIAL INFORMATION

        Item  1.  Financial Statements


                                Nx NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)
                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                                _________

                                                                                               2001       2000
                                                                                               ____       ____
Revenues:
   Product                                                                                    $1,869     $7,053
   Service and other                                                                           1,500      1,890
                                                                                            ________   ________
       Total revenues                                                                          3,369      8,943
                                                                                            ________   ________

Cost of revenues:
   Product                                                                                     1,434      4,184
   Service and other                                                                             919      1,304
                                                                                             _______   ________
       Total cost of revenues                                                                  2,353      5,488
                                                                                             _______   ________
       Gross profit                                                                            1,016      3,455

Operating expenses:
    Sales and marketing (exclusive of stock compensation of $192 and $23 in the three          2,661      3,518
    months ended March 31, 2001 and March 31, 2000)
     Research and development (exclusive of stock compensation of $2,068 and $599              3,211      2,675
     in the three months ended March 31, 2001 and March 31, 2000)
     General and administrative (exclusive of stock compensation of $926 and $5,873            3,225      2,776
     in the three months ended March 31, 2001 and March 31, 2000)
     Bad debt expense                                                                            116        455
     In-process research and development                                                           -     30,800
     Amortization of acquired intangibles                                                      2,277      5,143
     Stock compensation expense                                                                3,186      6,495
                                                                                             ________   _______
Total operating expenses                                                                      14,676     51,862
                                                                                             ________   _______
       Loss from operations                                                                  (13,660)   (48,407)

Interest and other expense, net                                                                 (604)       (30)
                                                                                             ________   _______
       Net loss                                                                              (14,264)   (48,437)

Dividends and accretion on preferred stock                                                    (1,461)         -
                                                                                           _________  _________
Net loss attributable to common stockholders                                               $ (15,725) $ (48,437)
                                                                                           =========  =========
Basic and diluted loss per common share                                                    $   (0.38) $   (1.57)
                                                                                           =========  =========
    Basic and diluted weighted average common shares outstanding                              41,131     30,901
                                                                                           =========  =========


       See notes to unaudited condensed consolidated financial statements.










                                       4




                                Nx NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)
                                                                           As of                  As of
                                                                          March 31,             December 31,
                                                                            2001                   2000
                                                                   _____________________   ___________________
                                                                         (unaudited)
Assets
______
      Current assets:
            Cash and cash equivalents                                          $2,876                $4,659
            Accounts receivable, net                                            1,382                 1,604
            Stock subscription receivable, subsequently collected                   -                 1,147
            Inventories                                                         4,187                 4,928
            Other current assets                                                  785                   512
                                                                              _______               ________
                          Total current assets                                  9,230                12,850

      Property and equipment, net                                               3,131                 3,508
      Goodwill and intangibles, net                                            26,015                28,292
      Deposits and other assets                                                   375                   605
                                                                              _______               _______
TOTAL ASSETS                                                                  $38,751               $45,255
                                                                              =======               =======
Liabilities and Stockholders' Equity
____________________________________
      Current liabilities:
            Accounts payable                                                   $7,405                $7,391
            Accrued liabilities                                                 6,093                 6,704
            Note payable to vendor                                              4,940                 6,353
                                                                              _______               _______
                          Total current liabilities                            18,438                20,448
                                                                              _______               _______
            Long-term liabilities                                                 173                   735
                                                                              _______               _______
TOTAL LIABILITIES                                                             $18,611               $21,183
                                                                              _______               _______
      Series B redeemable, convertible preferred stock, $0.05
      par value; 640,000 shares authorized; 333,333 shares
      issued and outstanding (aggregate liquidation preference
      of $2,117 as of December 31, 2000)                                            -                 2,117
Commitments and contingencies
Stockholders' equity:
      Series B convertible preferred stock, $0.05 par value;                    2,262                     -
       640,000 shares authorized; 333,333 shares issued and
       outstanding (aggregate liquidation preference of $2,262)
      Series C convertible preferred stock, $0.05 par value;                    2,543                     -
       15,400 shares authorized, issued and outstanding
       (aggregate liquidation preference of $2,543)
      Series D convertible preferred stock, $0.05 par value;                    1,355                     -
       11,734 shares authorized, issued and outstanding
       (aggregate liquidation preference of $1,659)
      Common stock, $0.05 par value; 85,000,000 and 55,000,000                  2,219                 2,030
       shares authorized, respectively; 44,382,000 and 40,606,000 shares issued and outstanding, respectively
      Additional paid-in capital                                              282,595               277,778
      Deferred compensation                                                    (6,916)               (8,460)
      Accumulated deficit                                                    (268,837)             (253,112)
      Warrants                                                                  5,968                 4,749
      Note receivable from stockholder                                         (1,000)               (1,000)
      Accumulated other comprehensive loss                                        (49)                  (30)
                                                                              _______               _______
            Total stockholders' equity                                         20,140                21,955
                                                                              _______               _______

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $38,751               $45,255
                                                                              =======               =======

       See notes to unaudited condensed consolidated financial statements.





                                Nx NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)
                                                                                  Three Months Ended March 31
                                                                             ______________________________________

                                                                                       2001                 2000
                                                                                       ____                 ____
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $(14,264)             $(48,437)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                     2,746                5,811
      Non-cash interest expense pursuant to issuance of warrants                          501                   --
      In-process research and development                                                  --               30,800
      Stock compensation expense                                                        3,186                6,495
Changes in assets and liabilities, net of effect of acquisition:
      Accounts receivable                                                                 222                   15
      Inventories                                                                         741                  979
      Other assets                                                                        (43)                (246)
      Note payable to vendor                                                           (1,413)                  --
      Accounts payable                                                                     14               (1,803)
      Accrued liabilities                                                                (700)               1,056
      Other liabilities                                                                    15                  (56)
                                                                                      ________             ________
Net cash used in operating activities                                                  (8,995)              (5,386)
                                                                                      ________             ________

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Aetherworks, net of cash acquired                             --               (9,558)
Purchases of property and equipment                                                       (93)                (519)
Payments on capital leases                                                               (103)                  --
                                                                                      ________             ________
Net cash used in investing activities                                                    (196)             (10,077)
                                                                                      ________             ________

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on line of credit, net                                                             --               (1,058)
Proceeds from the issuance of preferred stock                                           4,153                   --
Proceeds from issuance of common stock                                                  2,000               25,086
Proceeds from exercise of stock options                                                   127                3,044
Proceeds from employee stock purchase plan                                                 --                   65
Collection of stock subscription receivable                                             1,147                   --
                                                                                      ________             ________
Net cash provided by financing activities                                               7,427               27,137
                                                                                      ________             ________

Effect of foreign currency exchange rate changes on cash and cash
equivalents                                                                              (19)                 (11)
                                                                                      ________             _______

Net (decrease) increase in cash and cash equivalents                                  (1,783)              11,663

Cash and cash equivalents, beginning of period                                         4,659                5,930
                                                                                     ________             ________
Cash and cash equivalents, end of period                                              $2,876              $17,593
                                                                                     ========             ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                           $163                 $178
                                                                                     ========             ========


       See notes to unaudited condensed consolidated financial statements.



                                Nx NETWORKS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      THE COMPANY:

BASIS OF PRESENTATION

         The accompanying condensed unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes as reported in our Annual Report Form 10-K for the year ended December 31, 2000 filed with the SEC in April 2001.

         In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001 or any other period within calendar year 2001.

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

GOING CONCERN AND OTHER IMPORTANT RISK FACTORS

         The Company has reported a net loss in each of the last six years. The Company's ability to generate operating income is in large part dependent on its success at increasing sales of its products and/or controlling costs. The Company's plan to increase revenue through sales of our products continues to evolve; however, due to market conditions, competitive pressures and other factors beyond its control there can be no assurance that the Company will be able to adequately increase product sales in the future. The Company's success is also dependent on its ability to generate adequate cash for operations and capital needs. For the quarter ended March 31, 2001, the Company's operating activities used cash of approximately $9.0 million, primarily due to continued losses from operations. As of March 31, 2001, the Company had approximately $2.9 million in cash and cash equivalents. Total current liabilities as of March 31, 2001 were approximately $18.4 million and exceeded current assets by approximately $9.2 million. Since year-end, the Company has raised approximately $8.6 million in equity financing. The Company will require additional funding by July 2001 to continue operations. If such sources of financing are insufficient or unavailable, or the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

         As of March 31, 2001, the Company has a payment obligation of approximately $4.9 million to SMTC, its third party contract manufacturer of substantially all of its products. A majority of the Company's inventory is at SMTC's premises. The Company has agreed upon a payment schedule with SMTC and delivered an unsecured promissory note to SMTC. Until SMTC has been repaid, the Company is required to pay in advance for all fabrication costs. If the Company does not adhere to the payment schedule, SMTC has informed the Company that they will not ship any products on its behalf. If the Company is unable to raise sufficient capital to adhere to the payment schedule and the manufacturer ceases to ship products on the Company's behalf, then a material and adverse result to the Company's operations could occur.

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

ACQUISITION OF AETHERWORKS

         On March 16, 2000, the Company completed the merger of AetherWorks Corporation ("AetherWorks"), a development stage company with no revenue since its inception in 1993, with and into a wholly-owned subsidiary of ours pursuant to the terms of the Agreement and Plan of Acquisition ("Agreement") dated December 31, 1999. The acquisition was accounted for under the purchase method of accounting.

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

         At closing, the Company also issued to AetherWorks' employees options to acquire a total of 1.0 million shares of its common stock. The options have an exercise price of $6.81 per share and vest quarterly until January 1, 2002. The Company recorded deferred compensation expense of $16.1 million for the difference between the exercise price and the fair market value of the stock on the date of grant. This expense will be amortized over the options vesting period of which approximately $1.7 million and $0.6 million was expensed in the quarters ended March 31, 2001 and March 31, 2000.

         Pursuant to the Agreement, the Company was required to issue additional shares of common stock if the average closing price of our common stock for the fifteen-day trading period ending October 31, 2000, did not equal or exceed $22.50 per share, provided that the total number of shares of common stock issued would not exceed 19.9% of the total of our outstanding common stock on March 16, 2000. Under the Agreement, the Company was also required to make an equivalent adjustment to the warrants and options to proportionately increase the number of shares and reduce the per share exercise price. The Company's common stock had an average closing price of $2.93 during the fifteen-day trading period ended October 31, 2000.

         On December 29, 2000, the Company entered into a settlement agreement (the "Settlement") with the former owners of AetherWorks, to issue 4,777,973 additional shares of the Company's common stock, as well as additional options and warrants to acquire 1,846,551 shares of our common stock. Pursuant to the Agreement and the Settlement, the exercise price of the majority of the options and warrants was reduced to $1.60 per share. The listing requirements of the NASDAQ Stock Market prohibit the Company from issuing more than 19.9% of its common stock in a merger transaction without obtaining the consent of our stockholders. As of December 31, 2000, 3,262,160 of the additional 4,777,973 common shares were issued and outstanding. The remaining 1,515,813 shares were issued upon stockholder approval on March 6, 2001.

         The purchase price of AetherWorks, including transaction costs of $0.4 million was $79.1 million. A summary of assets and liabilities acquired, at estimated fair market value was as follows (in thousands):

         Current assets                                          $    99
         Property and equipment                                    1,403
         Assembled workforce                                         300
         In-process research and development                      30,800
         Goodwill                                                 50,229
         Current liabilities                                      (3,700)
                                                                 ________
                Total                                            $79,131
                                                                 ========

         The amount allocated to acquired intangibles and goodwill is being amortized over their estimated useful lives of 4 years using the straight-line method.

         The unaudited pro forma information presented for the three months ended March 31, 2000, reflects the acquisition of AetherWorks as if the acquisition had occurred on January 1, 2000, excluding the one time $30.8 million IPR&D charge in connection with the AetherWorks acquisition. The results are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date (in thousands, except per share data):

                                                             Three months ended
                                                               March 31, 2000
                                                               ______________
Revenues                                                          $ 8,943
Net loss attributable to common stockholders                      (23,352)
Net loss per share attributable to common stockholders               (.61)

2.      NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company determined that the adoption of SFAS No. 133 on January 1, 2001, had no material effect on its financial statements.

3.      INVENTORIES:

         Inventories consisted of the following (in thousands):



                                                          As of                       As of
                                                      March 31, 2001            December 31, 2000
                                                      ______________            _________________
                  Raw materials                          $ 1,354                     $ 1,164
                  Work-in-process                            153                          40
                  Finished goods                           2,680                       3,724
                                                         _______                     _______
                  Total inventories                      $ 4,187                     $ 4,928
                                                         =======                     =======



         Our products are subject to technological change and changes in the our respective competitive markets. Management has provided reserves for excess and obsolete inventories. It is possible that new product launches could result in unforeseen changes in inventory requirements for which no reserve has been provided.

4.      EQUITY:

PRIVATE PLACEMENT

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

         On March 6, 2001, the Company's stockholders approved an increase in the Company's authorized common shares from 55 million to 85 million, and as of March 6, 2001, the Conversion Date, the Series B and C Preferred Stock are no longer redeemable at the option of the holder. The market value of the Company's common stock on the date of issuance of the Series C Preferred Stock was $2.25 per share. The fair value of the Series C Preferred Stock's beneficial conversion feature, reflective of the difference between the conversion price of the Series C Preferred Stock and the market value of the underlying common stock on the date of issuance, constitutes for accounting purposes, a dividend by the Company. A beneficial conversion feature of $1.0 million has been reflected as a non-cash dividend charge to earnings in the consolidated statement of operations in the first quarter of 2001.

         On March 6, 2001, the Company completed a private placement by selling and issuing 11,734 shares of Series D 8% convertible preferred stock (the "Series D Preferred Stock"), par value $0.05 per share, at a price of $140.62 per share, and by issuing warrants to purchase 234,676 shares of common stock at an exercise price of $2.11 per share. Each share of Series D Preferred Stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative and compound quarterly. Dividends will be paid semi-annually on June 30 and December 31 of each year, and are payable in cash or shares of common stock at the option of the Company. Prior to redemption, the Series D Preferred Stock is convertible into common stock at a conversion rate equal to 100 shares of common stock for each share of Series D Preferred Stock. The market value of the Company's common stock on the date of issuance of the Series D Preferred Stock was $1.4062 per share. The fair value of the Series D Preferred Stock's beneficial conversion feature, reflective of the difference between the conversion price of the Series D Preferred Stock and the market value of the underlying common stock on the date of issuance, constitutes for accounting purposes, a dividend by the Company. A beneficial conversion feature of $0.3 million has been reflected as a non-cash dividend charge to earnings in the consolidated statement of operations in the first quarter of 2001.

         During the three months ended March 31, 2001, the Company has accrued dividends of approximately $0.1 million at a rate of 8 percent per annum on the Series B, C and D Preferred Stock.

         On May 14, 2001, the Company completed a private placement by selling and issuing 19,000 shares of Series E 8% convertible preferred stock (the "Series E Preferred Stock"), par value $0.05 per share, at a price of $126.50 per share, and by issuing warrants to purchase 380,000 shares of common stock at an exercise price of $1.438 per share. Each share of Series E Preferred Stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative and compound quarterly. Dividends will be paid annually on April 30 of each year, and are payable in cash or shares of common stock at the option of the Company. Prior to redemption, the Series E Preferred Stock is initially convertible into common stock at a conversion rate equal to 100 shares of common stock for each share of Series E Preferred Stock. However, after an initial period the conversion price of the Series E Preferred Stock will be fixed by reference to the volume weighted average sales price ("VWAP") of the Company's common stock. Specifically, the Series E Preferred Stock will have a conversion price per share equal to the lesser of (1) $1.265 or (2) 87% of the VWAP during the five days preceding a notice of conversion, subject to a minimum conversion price of $0.575 per share. Accordingly, between the common stock prices of $1.46 and $0.66, the number of shares of common stock the Company will have to issue upon conversion of the Series E Preferred Stock will fluctuate. The range is between 1.9 million shares at a VWAP of $1.46 (reflecting a conversion price of $1.265 per share) to 4.2 million shares at a VWAP of $0.66 (reflecting a conversion price of $0.575 per share).

WARRANTS

         On December 29, 2000, in connection with the sale of the Series B Preferred Stock, the Company issued redeemable warrants to purchase 666,667 shares of common stock at an exercise price of $0.90 per share. The warrants were valued at $0.4 million, using the Black-Scholes pricing model. The warrants are redeemable at the option of the holder for cash equal to 110% of the difference between the exercise price and the current market price per share of the Company's common stock if the Conversion Date, as previously defined, does not occur before September 30, 2001. As a result of the redemption provision, as of December 31, 2000, the warrants are classified as a long-term liability in the accompanying balance sheet. On March 6, 2001, the Company's stockholders approved an increase in the Company's authorized common shares from 55 million to 85 million, and as of March 6, 2001, the Conversion Date, the warrants are no longer redeemable at the option of the holder. As of March 6, 2001, the warrants were valued at $0.9 million, using the Black-Scholes pricing model. A charge of $0.5 million (representing the difference between the fair value at December 31, 2000, and the fair value on March 6, 2001) has been included in other expense in the accompanying statement of operations for the quarter ended March 31, 2001.

5.      COMPREHENSIVE LOSS:

         Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income
(loss). For the three months ended March 31, 2001 and March 31, 2000, the elements within other comprehensive income, net of tax, consist solely of foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2001 and March 31, 2000, is $14.3 million and $48.4 million respectively.

6.      SEGMENT INFORMATION:

         The Company's two reportable segments are products and services. The Company evaluates the performance of our segments based on gross profit. The Company provides enterprise-wide disclosures about revenues by segment, long-lived assets by geographic area and revenues from major customers.

         Revenues consisted of the following (in thousands):

                                                   Three months ended
                                                        March 31,
                                                        __________
                                                   2001            2000
                                                   ____            ____
       Product Group
       _____________
       2200                                      $  664          $1,544
       2500                                         557           3,227
       3000                                          81              --
       S1000                                         18              --
       S10                                           --             176
       Telecom                                       --              46
       Internet Access                              500           1,791
       LAN                                           49             269
                                               ________        ________
       Total product revenues                     1,869           7,053
       Service revenues                           1,500           1,890
                                               ________        ________
       Total revenues                           $ 3,369         $ 8,943
                                               ========        ========


GEOGRAPHIC INFORMATION

         The Company sells its products and services through its locations in the United States and our foreign affiliates in the United Kingdom, Hong Kong,

France and Italy. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries is stated below. The geographic classification of product and service revenues is based upon the location of the customer.

         The Company's product and service revenues for the three months ended March 31, 2001 and March 31, 2000 were generated in the following geographic regions (in thousands):




                                                                      Three months ended
                                                                           March 31,
                                                                      2001            2000
                                                                      ____            ____
   United States                                                   $ 1,365         $ 4,840
   Europe, Middle East and Africa                                    1,318           3,019
   Pacific Rim, Latin America and South America                        686           1,084
                                                                   _______         _______
   Total                                                           $ 3,369         $ 8,943
                                                                   =======         =======


         Included in domestic product and service revenues are sales through systems integrators and distributors to the Federal Government of $0.3 million and $0.5 million for the three months ended March 31, 2001 and March 31, 2000, respectively.

         The Company's long-lived assets including goodwill and acquired intangibles were located as follows (in thousands):




                                                        As of                    As of
                                                    March 30, 2001         December 31, 2000
                                                    ______________         _________________
                United States                          $ 29,030                $ 31,686
                United Kingdom                              116                     114
                                                       ________                ________
                Total long-lived assets                $ 29,146                $ 31,800
                                                       ========                ========


         Approximately $26.0 million and $28.3 million of the Company's long-lived assets as of March 31, 2001 and December 31, 2000, respectively, relate to goodwill and intangibles recorded in connection with our acquisitions in 1999 and 2000.

SIGNIFICANT CUSTOMERS

         No customer accounted for greater than 10% of total revenues for the three months ended March 31, 2001. Two customers accounted for greater than 10% of total revenue for the three months ended March 31, 2000 (in thousands).

                                                   Three months ended
                                                        March 31,
                                                        _________
                                                 2001           2000
                                                 ____           ____

                Distributor 1
                    Product                         *          $1,184
                    Service                         *               *
                Distributor 2
                    Product                         *          $  882
                    Service                         *              45


* Revenue accounted for less than 10% of total revenues for the period.

7.      STOCK COMPENSATION EXPENSE:

         The expense for the three months ended March 31, 2001 is for below market stock options granted to former AetherWorks employees in 2000 of $1.7 million, acceleration and modification of stock options of terminated employees of $0.2 million, stock options granted below market value to members of the Board of Directors and CEO of $0.4 million, stock options granted to outside advisors of $0.5 million, compensation charge for the promissory note with an employee collateralized by the Company's common stock of $0.3 million and the charge associated with re-pricing employee stock options in December 2000 of $0.1 million. The expense for the three months ended March 30, 2000 is for below market stock options granted to former AetherWorks employees of $0.6 million, acceleration of stock options of terminated employees of $0.7 million, issuance of stock and stock options to a terminated employees of $5.1 million and stock options granted to outside advisors of $0.1 million.

8.      FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES:

         Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the accumulated other comprehensive loss account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. The Company had no foreign exchange gains or losses for the three months ended March 31, 2001 and March 31, 2000.

9.      BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods; however, for the three months ended March 31, 2001 and March 31, 2000, the effect of common stock equivalents has not been considered as they would have been antidilutive.

10.     COMMITMENTS AND CONTINGENCIES:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The results of operations for the quarter ended March 31, 2001, reflect a 62% decrease in revenues, a 57% decrease in cost of revenues and a 72% decrease in the loss from operations over the results for the quarter ended March 31, 2000. Our first quarter performance was adversely impacted by a number of factors including:

        o A downturn in the capital market and the telecommunications industry that adversely impacted the demand for our products.

        o  Delays in bringing our 3000 and 6000 series products to market.

        o Re-direction of the sales force towards Tier 1 CLEC's and ILEC's and away from Tier 2 and 3 customers. The development of those relationships will take longer to solidify.

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

RECENT DEVELOPMENTS

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

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         The Securities and Exchange Commission has commenced an investigation into the matters surrounding our restatement of revenues for the quarter ended June 30, 2000. For the quarter ended June 30, 2000, we restated revenues from $10.4 million to $8.4 million for sales made to two of our value added resellers ("VARs"). These sales were made to VARs whose payment to Nx Networks was dependent upon payment from their customers.

REDUCTION IN FORCE

         In March 2001, we reduced our workforce by approximately 40 employees, representing approximately 22% of our workforce. A portion of the positions were eliminated for the purpose of reducing expenses and the remainder were eliminated because they related to products and initiatives that are not part of our business plans on a going-forward basis.

CLOSING CALIFORNIA OFFICE

         In May 2001 we closed our California office and released the majority of the personnel. We were successful in negotiating a release from a long-term lease saving us approximately $60,000 per month.

NET LOSS

         For the three months ended March 31, 2001, net loss decreased $34.1 million or 71% to $14.3 million, from $48.4 million for the three months ended March 31, 2000. The decrease primarily resulted from the in-process R&D charge of $30.8 million the Company included in the results for the three months ended March 31, 2000. The balance of the decrease came from an overall reduction in sales and marketing expenses of $0.9 million and general and administrative expenses of $0.4 million offset by an increase in research and development expenses of $0.5 million.

REVENUES

         For the three months ended March 31, 2001, revenues decreased $5.5 million or 62% to $3.4 million, from $8.9 million for the three months ended March 31, 2000. For the three months ended March 31, 2001 product revenues decreased $5.2 million or 74% to $1.9 million from $7.1 million for the three months ended March 31, 2000. The decrease in product revenue is a result of the general decline in the demand for telecom equipment particularly from Tier 2 and Tier 3 CLEC's which were a primary sales target for the Company in 2000. That decline combined with late product delivery for the Company's next generation product contributed to an overall product sales decline. During the first quarter the sales team was revamped to direct their efforts to Tier 1 CLEC's and ILEC's. In addition, product changes are being made to insure the Company's products are attractive to the newly defined market.

         For the three months ended March 31, 2001, service revenues decreased $0.4 million or 21% to $1.5 million from $1.9 million for the three months ended March 31, 2000. The decrease is primarily a result of a program instituted last year and canceled in 2001 that built in one year of service into the product cost. In addition the overall decline in product sales results in the lower potential customer base for service contracts and therefore lower service revenue. The Company has implemented a program to require service contracts on all product shipped which should have the result of increasing service revenue as product sales increase.

GROSS PROFIT

         For the three months ended March 31, 2001, gross profit decreased $2.5 million, or 71%, to $1.0 million, from $3.5 million for the three months ended March 31, 2000. As a percentage of revenues, gross profit decreased to 30% for the three months ended March 31, 2001, from 39% for the three months ended March 31, 2000.

         For the three months ended March 31, 2001, gross profit from product revenues decreased $2.5 million or 85% to $0.4 million from $2.9 million from the three months ended March 31, 2000. As a percentage of product revenues, gross profit from product revenues decreased to 23% for the three months ended March 31, 2001, from 41% for the three months ended March 31, 2000.

         For the three months ended March 31, 2001, gross profit from service revenues decreased less than 1% from the three months ended March 31, 2000. As a percentage of service revenues, gross profit from service revenues increased to 39% for the three months ended March 31, 2001, from 31% for the three months ended March 31, 2000. The decrease in service revenue was offset by a decrease in cost of sales from a reduction in labor of $0.2 million and reduced outside services costs of $0.1 million during the three months ended March 31, 2001.

         The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range.

SALES AND MARKETING

         For the three months ended March 31, 2001, sales and marketing expenses decreased by $0.9 million, or 24%, to $2.7 million from $3.5 million for the three months ended March 31, 2000. The decreases resulted from a reduction in commission, travel, advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

         For the three months ended March 31, 2001, research and development expenses increased $0.5 million or 20% to $3.2 million from $2.7 million for the three months ended March 31, 2000. The increase is primarily a result of an increase in labor and opening an engineering office in California. We expect the labor costs to continue until the new products are delivered late in the third quarter or early in the fourth quarter. We have closed the California office and anticipate a reduction in rent expense on a going forward basis. All of the Company's research and development costs are expensed to operations as incurred during the periods reported.

GENERAL AND ADMINISTRATIVE

         For the three months ended March 31, 2001, general and administrative ("G&A") expenses increased $0.4 million or 16% to $3.2 million from $2.8 million for the three months ended March 31, 2000. The increase is primarily a result of an increase in legal fees of $0.6 million and other professional services of $0.3 million for the three months ended March 31, 2001, which has been offset by a restructuring charge of $0.4 million for the three months ended March 31, 2000. The increase in legal fees for the three months ended March 31, 2001, is a direct result of an increase in our litigation as described previously.

AMORTIZATION OF ACQUIRED INTANGIBLES

         For the three months ended March 31, 2001 amortization expense decreased $2.9 million to $2.3 million from $5.1 million for the three months ended March 31, 2000. The decrease in amortization expense is associated with the reduction in goodwill as a result of the impairment charge the Company incurred at December 31, 2000.

STOCK COMPENSATION

         For the three months ended March 31, 2000, the stock compensation expense decreased $3.3 million to $3.2 million from $6.5 million for the three months ended March 31, 2000. The expense for the three months ended March 31, 2001 is primarily associated with stock options granted at below market value to former AetherWorks employees in conjunction with the closing of the merger for $1.7 million, acceleration and modification of stock options of terminated employees of $0.2 million, stock options granted below market value to members of the Board of Directors and CEO of $0.4 million, stock options granted to outside advisors of $0.5 million, compensation charge for the promissory note with an employee collateralized by the Company's common stock of $0.3 million and the charge associated with re-pricing employee stock options in December 2000 of $0.1 million. The expense for the three months ended March 30, 2000 is primarily associated with below market stock options granted to former AetherWorks employees in conjunction with the closing of the merger for $0.6 million, acceleration of stock options of terminated employees of $0.7 million, issuance of stock and stock options to a terminated employees of $5.1 million and stock options granted to outside advisors of $0.1 million.

INTEREST AND OTHER INCOME, NET

         For the three months ended March 31, 2001, interest and other income, net, included expense resulting from the issuance of warrants totaling $0.5 million. For the three months ended March 31, 2001, net interest expense increased $11,000 or 10% to $117,000 from $106,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001, other income, net decreased $61,000 or 80% to $15,000 from $76,000 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

RECENT DEVELOPMENTS

         On January 17, 2001 we raised $2.5 million through a private placement of Series C preferred stock. The Series C preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the Series C preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. The Series C preferred stock is convertible into 1,540,000 shares of common stock at a conversion price of $1.625 per share.

         On March 6, 2001 we raised $1.65 million through a private placement of Series D preferred stock and warrants. The Series D preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. The preferred stock is convertible into 1,173,373 shares of common stock at a conversion price of $1.41 per share. The warrants are exercisable for 234,676 shares of common stock at an exercise price of $2.11 per share.

         On March 28, 2001 we raised $2.0 million through a private placement of common stock. We sold 2,207,018 shares of common stock at $0.9062 per share, the last reported sales price on the day the financing closed.

         On May 15, 2001 we raised $2.4 million through a private placement of Series E preferred stock. The Series e preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the Series E preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. Each share of the Series E preferred stock has an initial conversion price of $1.265 per share, and the number of shares of common stock initially issuable under the terms of the Series E preferred stock is 1.9 million shares. However, after an initial period the conversion price of the Series E preferred stock will be fixed by reference to the volume weighted average sales price (VWAP) of our common stock. Specifically, the Series E preferred stock will have a conversion price per share equal to the lesser of (1) $1.265 or (2) 87% of the VWAP during the five days preceding a notice of conversion, subject to a minimum conversion price of $0.575 per share. Accordingly, between the common stock prices of $1.46 and $0.66, the number of shares of common stock we will have to issue upon conversion of the Series E preferred stock will fluctuate. The range is between
1.9 million shares at a VWAP of $1.46 (reflecting a conversion price of $1.265 per share) to 4.2 million shares at a VWAP of $0.66 (reflecting a conversion price of $0.575 per share).

         As of March 31, 2001, we had approximately $2.9 million in cash and cash equivalents. Total current liabilities as of March 31, 2001 were approximately $18.4 million and exceeded current assets by approximately $9.2 million. Since year-end, we have raised approximately $8.6 million in equity financing. We will require additional financing by July 2001 to continue operations. If financing are insufficient or unavailable or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we would further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

         We have a payment obligation of approximately $4.9 million to SMTC, a contract manufacturer of substantially of all our products. A majority of our inventory is at SMTC's premises. In 2001, we negotiated a payment schedule with SMTC and delivered an unsecured promissory note to them. The note requires principal payments through December 2001 together with interest at an annual rate of 12%. Until SMTC has been repaid, we are required to pay in advance for all fabrication costs. If we do not adhere to the payment schedule, SMTC has informed us that they will not ship any products on our behalf. If we are unable to raise sufficient capital to adhere to the payment schedule and the manufacturer ceases to ship products on our behalf, then a material and adverse result to our revenues could occur.

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

         For the quarter ended March 31, 2001, we used $9.0 million of cash in operations compared to $5.4 million for the quarter year ended March 31, 2000. This decrease in cash from operations was due to the Company's operating losses. Non-cash items consisted of depreciation and amortization of $2.7 million, stock compensation expense of $3.2 million, and interest expense pursuant to the issuance of the warrants totaling $0.5 million. Inventory levels at March 31, 2001, decreased $0.7 million to $4.2 million compared to $4.9 million at

December 31, 2000. This decrease is the result of lower product purchases and the ability to fill orders from existing inventory. With the exception of certain strategic purchases needed to complete work in process and complete items for finished goods, we anticipate that purchases will remain flat through the second quarter as we use in-house inventory to fulfill sales orders.

         Capital expenditures for the three months ended March 31, 2001 were $0.1 million and $0.5 million for the three months ended March 31, 2000.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         The following important factors, among others, could cause our actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

TO DATE, WE HAVE INCURRED SUBSTANTIAL NET LOSSES, AND IF THIS CONTINUES, WE MAY BE UNABLE TO MEET OUR WORKING CAPITAL REQUIREMENTS

         For the quarters ended March 31, 2001 and 2000, respectively, we incurred net losses of approximately $14.3 million and $48.4 million. Our cumulative losses are $269 million. These losses present a significant risk to our stockholders. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and other payment obligations, which would have a material adverse effect on our business, financial condition and results of operation and the price of our common stock. In addition, if we cannot return to sustained profitability we will be forced to sell all or part of our business, liquidate or seek to reorganize.

WE REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS, AND WE CANNOT BE CERTAIN THAT THE NECESSARY FUNDS WILL BE AVAILABLE

         Our ability to return to and maintain profitability is largely dependent upon our ability to introduce new products and technologies and expand our sales efforts in new geographic and product markets. These activities require substantial capital, and if we do not have access to sufficient funds, either from our own operations or through third party financing, our ability to make these necessary expenditures will be limited. Our current available cash and our anticipated cash from operations are insufficient to fund our operations until we are able to attain profitability. Accordingly, we will require third party financing in order to continue our operations. We cannot assure you that we will be able to obtain financing on terms favorable to us, or at all. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling assets, there can be no assurance that we will be able to negotiate a favorable price for those assets or that the loss of those assets will not affect our future business prospects. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to limit our marketing and product development activities or other operations, or otherwise modify our business strategy. These actions, if taken, could increase the difficulties we face in returning to sustained profitability.

WE HAVE SIGNIFICANT ACCOUNTS PAYABLE TO CERTAIN OF OUR VENDORS, AND WE MUST MANAGE OUR AVAILABLE CASH UNTIL WE HAVE SUFFICIENT CASH TO SATISFY ALL OF THE DEMANDS FOR PAYMENT.

         Over the past six months, we have sought to raise capital in relatively small increments in an effort to minimize the dilution to our stockholders resulting from our capital raising efforts. Given the current state of the financial markets and our own expectations regarding our ability to continue to raise funds over the next several months, we continue to believe that this approach is in the best interests of our creditors, customers and stockholders. However, as a consequence of our decision to raise capital in small increments, our accounts payable balance at any given date is significant in relation to our available cash balance. This makes it more difficult to satisfy the payment demands of all of our vendors on a timely basis and it makes it more difficult to convince vendors that they will be paid all amounts to which they are entitled despite our low balance of available cash. If a large number of our vendors demand payment in advance or demand payment of all currently outstanding amounts payable, our business could be disrupted because we do not have sufficient cash to fund all these obligations unless we raised additional funds and accordingly we would have to immediately raise additional funds to satisfy these payment demands in addition to disrupting our business. Seeking to raise capital under such circumstances would be even more difficult than the circumstances now facing us.

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

         We authorized our primary manufacturer to purchase a substantial amount of parts, materials and long lead-time items during 2000 in anticipation of a significant increase in product sales during the year. Our sales did not reach the levels we expected, and we have not utilized a substantial amount of the raw materials. Accordingly, we have a payment obligation of approximately $4.9 million to the manufacturer to pay for the cost of these materials. We have agreed upon a payment schedule with the manufacturer, and during the period we are paying down the obligation the manufacturer is requiring us to pay in advance for all fabrication costs. If we do not adhere to the payment schedule or if we do not pay fabrication costs in advance, the manufacturer has expressed its intent not to ship any products on our behalf. We must raise additional capital to maintain this payment schedule and pay the fabrication costs. If we are unable to raise sufficient capital to adhere to the schedule and the manufacturer ceases to ship products on our behalf, then a material and adverse result to our revenues could occur. Also, if the manufacturer brings a legal action to collect the outstanding amount, we do not have sufficient current financial resources to pay this obligation.

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

OUR SERIES E CONVERTIBLE PREFERRED STOCK HAS A FLOATING CONVERSION PRICE, AND THIS COULD RESULT IN DILUTION TO OUR STOCKHOLDERS AND DOWNWARD PRICE PRESSURE ON OUR STOCK

         In May 2001 we sold 19,000 shares of Series E 8% convertible preferred stock for an aggregate purchase price of $2.4 million. Each share of the Series E preferred stock has an initial conversion price of $1.265 per share, and the number of shares of common stock initially issuable under the terms of the Series E preferred stock is 1.9 million shares. However, after an initial period the conversion price of the Series E preferred stock will be fixed by reference to the volume weighted average sales price (VWAP) of our common stock. Specifically, the Series E preferred stock will have a conversion price per share equal to the lesser of (1) $1.265 or (2) 87% of the VWAP during the five days preceding a notice of conversion, subject to a minimum conversion price of $0.575 per share. Accordingly, between the common stock prices of $1.46 and $0.66, the number of shares of common stock we will have to issue upon conversion of the Series E preferred stock will fluctuate. The range is between
1.9 million shares at a VWAP of $1.46 (reflecting a conversion price of $1.265 per share) to 4.2 million shares at a VWAP of $0.66 (reflecting a conversion price of $0.575 per share).

         If the price of our common stock decreases over time, the number of shares we will have to issue upon conversion of the Series E preferred stock will increase. Sales of an increased number of shares of common stock issued upon conversion of the Series E preferred stock as a result of a decline in our common stock price can cause the market price of our common stock to decline further.

         Short sales of our common stock may be attracted by or accompany the sale of converted Series E preferred stock, which in the aggregate could cause downward pressure upon the price of our common stock, regardless of our operating results, market conditions or other factors. A decline in the price of our common stock, in turn, could attract additional short sales of our common stock and would result in additional shares becoming eligible for sale upon conversion of the Series E preferred stock. This would put further downward pressure on the price of our common stock.

OUR STOCK PRICE IS CURRENTLY BELOW THE MINIMUM THRESHOLD REQUIRED BY THE NASDAQ STOCK MARKET, AND, UNDER CURRENT NASDAQ RULES IF OUR STOCK PRICE DOES NOT RISE AND/OR OUR TANGIBLE NET ASSETS DO NOT REACH $4.0 MILLION, WE MAY BE DELISTED BY THE NASDAQ STOCK MARKET

         On May 18, 2001, the last reported bid price of our common stock on the Nasdaq Stock Market was $0.95 per share, and our tangible net value per share was less than $4.00. Under the current listing requirements of the Nasdaq National Market, on which our common stock is listed for trading, our common stock may be delisted if (1) we do not have a closing bid price of at least $1.00 per share and tangible net assets per share of at least $4.0 million or
(2) we do not have a closing bid price of at least $5.00 per share. We do not currently meet either of these listing requirements.

         Nasdaq has proposed to change the listing requirements to replace the $4.0 million net tangible asset test with a $10.0 million stockholders' equity test, but this change requires approval by the SEC. Nasdaq has notified us that we are not in compliance with the net tangible asset test, but we do comply with the proposed stockholders' equity test. Nasdaq also informed us that they are not taking any action at this time with respect to our listing, pending SEC action on the proposed rule change. If the SEC does not approve the rule change, and Nasdaq notifies us of the listing deficiency, we must be in compliance with the listing requirements for at least 10 consecutive business days in the 90 calendar day period after we receive the Nasdaq notice. If we fail to meet this standard, then our common stock may be delisted from the Nasdaq National Market. We expect that if we are delisted from the Nasdaq National Market, and our common stock is in compliance with the $1.00 per share bid price requirement, then we will list our shares on the Nasdaq SmallCap Market.

         If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days, then we expect Nasdaq will notify us we are not in compliance with the listing requirements. If Nasdaq notifies us of a listing deficiency related to the $1.00 minimum bid price requirement, we must be in compliance with the listing requirements for at least 10 consecutive business days in the 90 calendar day period after we receive the Nasdaq notice. If we fail to meet this standard, then our common stock may be delisted from the

Nasdaq Stock Market. If we are delisted from the Nasdaq Stock Market, our common stock will trade on the over-the-counter market.

         We expect that if we change from the Nasdaq National Market to the Nasdaq SmallCap Market or the over-the-counter market, there will be an adverse effect on the liquidity and value of our common stock.

IN DECEMBER 2000 WE RE-PRICED SUBSTANTIALLY ALL OF OUR STOCK OPTIONS TO A LOWER EXERCISE PRICE, AND THE RESULTING ACCOUNTING CHARGES MAY CAUSE OUR FUTURE EARNINGS TO FLUCTUATE WIDELY

         As part of a program to retain our employees, we adopted a program to re-price the options of our current employees. We also re-priced the options issued to our board of directors and to our former chairman of the board. Under the program, each of these persons exchanged their current stock options for newly issued stock options with an exercise price of $0.75 per share. Approximately 7.3 million options were exchanged to obtain the lower exercise price. Under applicable accounting rules, we will have to account for future variations in the price of our common stock above $0.75 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. As of March 31, 2001, $0.1 million of compensation expense was recorded based on the performance of our common stock in that quarter. Accordingly, our operating results and earnings per share will be subject to potentially significant fluctuations based upon changes in the market price of our common stock.

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

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE IDENTIFIED WEAKNESSES IN OUR FINANCIAL SYSTEMS AND CONTROLS, AND IF WE DO NOT REMEDY THE WEAKNESSES, WE MAY HAVE DIFFICULTY EFFECTIVELY MANAGING OUR BUSINESS AND PREPARING TIMELY FINANCIAL REPORTS

         In connection with conducting the audit of our year 2000 financial statements, our independent public accountants identified a number of deficiencies in design and operation of our internal accounting controls. Although our accountants did not qualify their audit opinion with respect to these matters, they advised us that we must remedy the identified problems. If we are unable to remedy the deficiencies identified by our accountants, we could have difficulties in preparing and maintaining the systems and reports we need to effectively manage our business and ensure timely financial reporting. These difficulties could result in adverse effects on our business.

A PORTION OF OUR REVENUES ARE DERIVED FROM INTERNATIONAL SALES, WHICH ARE SUBJECT TO FOREIGN REGULATORY STANDARDS AND CURRENCY EXCHANGE RATE FLUCTUATIONS

         International sales accounted for 59% and 46% of our total revenues in the first quarter of 2001 and 2000, respectively, and international sales will continue to be significant to us. The conduct of international operations subjects us to certain risks. Foreign regulatory bodies continue to establish standards different from those in the United States, and our products are designed generally to meet those standards. Our inability to design products in compliance with such foreign standards could have an adverse effect on our operating results. Also, our international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs and difficulties in obtaining export licenses. We do not expect that we will hedge against fluctuations in currency exchange rates.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our results of operations will be adversely impacted by increases in the price of our stock as a result of additional stock compensation expense associated with the re-pricing of approximately 7.3 million of our employees' stock options. Alternatively, should our stock price fall we may be required to distribute additional shares pursuant to our Series E convertible preferred stock which has a floating conversion price. A significant portion of our revenues are derived from international sales which could be adversely affected by foreign currency exchange rate fluctuations. We are not a party to any other market risk sensitive instruments that are material to the Company, its financial position or results of operations, either for trading purposes or otherwise.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Cabletron Systems, Inc. filed a civil complaint against AetherWorks Corporation, OpenROUTE Networks, Inc. and Netrix Corporation (the Defendants) on June 5, 2000 in the United States District Court for the District of Massachusetts. Docket # 00-CV-11105 RWZ is assigned to this matter. In its complaint, Cabletron alleges that the Defendants have infringed seven Cabletron patents and Cabletron seeks monetary damages against the Defendants. We answered the complaint by denying the allegations contained therein. Discovery is underway. Cabletron has sought permission of the Court to amend its complaint to increase the number of patents it alleges have been infringed, but this was denied. We have notified certain of our equipment providers that we claim indemnification from them because the infringements alleged by Cabletron appear to relate to the equipment those suppliers provided to us. Based upon discussions with counsel and the information currently available to us, we believe we have meritorious defenses to the claims by Cabletron, and we will continue to vigorously defend this action.

         In November 2000 we were served with complaints in purported class action proceedings captioned TRACY REESE AND CHRISTINE JOYCE V. BRYAN HOLLEY, STEVEN T. FRANCESCO AND NX NETWORKS, INC., Civil Action No. 00-CV-11850-JLT and MARC JACOBSEN V. BRYAN HOLLEY, STEVEN T. FRANCESCO AND NX NETWORKS, INC.,
Civil Action No. 00-CV-11999-JLT. Each complaint was originally filed September 2000 in the United States District Court for the District of Massachusetts. In May 2001, the plaintiffs filed an amended complaint consolidating the two actions and dropping Mr. Holley as a defendant. The amended complaint alleges violation of the federal securities laws in connection with statements and disclosures made between December 8, 1999 and April 24, 2000. The complaints seek unspecified damages. We believe the allegations in the amended complaint are without merit, and we intend to vigorously defend ourselves in this litigation. We have notified our insurance carrier regarding the claims.

         In November 2000, we were served with a complaint in a purported class action proceeding captioned ROY WERBOWSKI V. NX NETWORKS, INC., STEVEN FRANCESCO AND PETER KENDRICK, Civil Case No. 00-1967-A. The complaint was originally filed in November 2000 in the United States District Court, Eastern District of Virginia. In May 2001, the plaintiffs filed an amended complaint. The amended complaint alleges that between July 27 and November 2, 2000 we breached securities laws in connection with the circumstances that led us to restate our financial statements for the quarter ended June 30, 2000. The amended complaint seeks unspecified damages. We believe we have meritorious defenses in this litigation, and we intend to vigorously defend ourselves. We have notified our insurance carrier regarding the claims.

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

         In May 2001, we were served with a complaint captioned MANAGEMENT RECRUITERS - MONTICELLO, L.L.C. V. NETRIX CORPORATION, Civil Case No. 00-1867 -1. The case was filed in the Circuit Court for the County of Albermarle in the Commonwealth of Virginia. The complaint demands payment of approximately $50,000 for recruiting expenses allegedly incurred by us in 2000. We are reviewing the complaint, and expect that we will settle this matter.

         In May 2001, we were served with a complaint captioned U.S. Assemblies New England, Inc. v. OpenROUTE Networks, Inc. and Netrix Corporation d/d/a Nx Networks, Civil Case No. BRCV 2001-00551A. The case was filed in the Superior Court for the Commonwealth of Massachusetts in Bristol, Massachusetts. The complaint alleges that we owe U.S. Assemblies approximately $1.0 million, representing (1) claimed amounts for products delivered of $$700,000 less an offset due us of $120,000, (2) $40,000 of work in process and (3) $360,000 for inventory purchased on our behalf. We are reviewing the complaint, and have not yet filed an answer. Based upon our initial review of the allegations set forth in the complaint, we expect to deny entirely the allegations related to any amounts for inventory purchased on our behalf and for work-in-process. We also expect to dispute the amount claimed by U.S. Assemblies for products delivered and to assert various other defenses to the claims by U.S. Assemblies. In addition, we expect to assert counterclaims against U.S. Assemblies for breach of contract related to production delays they incurred in manufacturing products for us and for amounts payable by them to us. We will vigorously defend this action.

         In addition to the above matters, we are periodically involved in disputes arising from normal business activities. In our opinion, resolution of these matters will not have a material adverse effect upon our financial condition or future operating results, and adequate provision for any potential losses have been made in our financial statements.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In March 2001 we issued 1,515,813 shares and 50,877 warrants to the former owners of AetherWorks Corporation. This issuance was made pursuant to a settlement agreement with the holders and was completed when our stockholders approved the issuance at the March 6, 2001 special meeting of stockholders.

         On January 17, 2001 we raised $2.5 million through a private placement of 15,400 shares of Series B 8% convertible preferred stock at a purchase price of $162.50 per share. The preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock. The preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. The preferred stock is convertible into 1,540,000 shares of common stock at a conversion price of $1.625 per share. We can redeem the preferred stock at a price of $500.00 per share if our common stock trades at or above $5.00 per share for 10 consecutive trading days.

         On March 6, 2001 we raised $1.65 million through a private placement of Series D 8% convertible preferred stock and warrants at a purchase price of $141.00 per share of preferred stock. The preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. The preferred stock is convertible into 1,173,373 shares of common stock at a conversion price of $1.41 per share. We can redeem the preferred stock at a price of $500.00 per share if our common stock trades at or above $5.00 per share for 10 consecutive trading days. The warrants expire on March 6, 2006 and are exercisable for 234,676 shares of common stock at an exercise price of $2.11 per share.

         On March 28, 2001 we raised $2.0 million through a private placement of common stock. We sold 2,207,018 shares of common stock at $0.9062 per share, the last reported sales price on the day the financing closed.

         In January 2001, Nx Networks issued 25,000 warrants to Christian & Timbers, an executive recruiting firm, as partial compensation related to our hiring John DuBois as our Chief Executive Officer. The warrants expire in January 2006 and have an exercise price of $1.20 per share.

         In issuing all of the above securities, we relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act.

ITEM 3.  NOT APPLICABLE.

ITEM 4.  MATTERS SUBMITTED TO VOTE OF STOCKHOLDERS.

We held a special meeting of stockholders on March 6, 2001. The agenda for the meeting was to discuss and vote upon four proposals:

        1. An amendment to our restated certificate of incorporation to increase our authorized number of shares of common stock from 55 million to 85 million.

        2. An amendment to the 1999 Long Term Incentive Plan to increase the number of shares covered by the Plan from 7,250,000 to 11,250,000.

        3. Authorization to sell common stock to raise capital in one or more private offerings in compliance with Nasdaq Stock Market listing requirements.

        4. Authorization to issue approximately 1.75 million shares of common stock to the former shareholders of AetherWorks Corporation in compliance with Nasdaq Stock Market listing requirements.

At the meeting, each Proposal was presented to stockholders for approval by vote.

The results of the votes are as follows:



Proposal                                        Votes For         Votes Against    Abstain      Not voted
1     Increase in common stock                  29,577,584         1,388,427       121,427           -
2     Increase in 1999 Plan                      8,639,816         4,582,473       147,675      17,717,474
3     Authority to issue of stock for capital   11,002,950         2,193,514       173,500      17,717,474
4     Authority to issue stock to AetherWorks   29,526,179         1,352,711       208,548           -


ITEM 5.  NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit
Number       Description
_______      ___________

3.1          Amendment to Certification of Incorporation of Nx Networks, Inc.
             dated March 2001 (filed as Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.1 Specimen certificate of common stock of Nx Networks, Inc. (filed as Exhibit 4.1 to our Registration Statement on Form S-3 filed on January 17, 2001 File No. 333-53852 (the "January 2001 S-3")).

4.2 Certificate of designations for the form of Series C 8% convertible preferred stock (filed as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.3 Certificate of designations for the form of Series D 8% convertible preferred stock (filed as Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.4          Form of Warrant. (filed as Exhibit 4.3 to the January 2001 S-3).

Exhibit
Number       Description
_______      ___________

4.5 Subscription Agreement related to the March 2001 private placement of common stock (filed as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.6 Certificate of designations for the form of Series E 8% convertible preferred stock (filed as Exhibit 4.1 to our Current Report on Form 8-K dated May 16, 2001).

4.7 Form of warrant related to the Series E 8% convertible preferred stock (filed as Exhibit 10.3 to our Current Report on Form 8-K dated May 16, 2001).

4.8 Securities Purchase Agreement related to the Series E 8% convertible preferred stock (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 16, 2001).

10.1 1999 Long Term Incentive Plan of Netrix Corporation, as amended (incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q filed on November 15, 1999).

10.2 Amended and Restated 1997 Stock Option Plan of AetherWorks Corporation. (filed as Exhibit 10.16 to the January 2001 S-3).

10.3 Amendment to the 1999 Long Term Incentive Plan dated March 7, 2001 (filed as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2000).

10.4 Termination Agreement dated March 22, 2001 between Nx Networks, Inc. and Greg McNulty (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2000).

10.5 Amended and Restated Promissory Note, dated May 7, 2001, issued by Jonathan Sachs to Nx Networks, Inc.

10.6 Termination Agreement dated May 2001 between Nx Networks, Inc. and Water Tower II, LLC.


(b)      Reports on Form 8-K

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NX NETWORKS, INC.


Date:   May 21, 2001

                      By: /s/ John DuBois
                          ______________________________________
                           John DuBois
                           Chief Executive Officer


                       By: /s/ Peter J. Kendrick
                          ______________________________________
                          Peter J. Kendrick
                          Vice President Finance and Administration and
                          Chief Financial Officer (Principal Accounting Officer)

  Exhibit Index

Exhibit
Number         Description
_______        ___________

3.1            Amendment to Certification of Incorporation of Nx Networks, Inc.
               dated March 2001 (filed as Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.1 Specimen certificate of common stock of Nx Networks, Inc. (filed as Exhibit 4.1 to our Registration Statement on Form S-3 filed on January 17, 2001 File No. 333-53852 (the "January 2001 S-3")).

4.2 Certificate of designations for the form of Series C 8% convertible preferred stock (filed as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.3 Certificate of designations for the form of Series D 8% convertible preferred stock (filed as Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.4            Form of Warrant. (filed as Exhibit 4.3 to the January 2001 S-3).

4.5 Subscription Agreement related to the March 2001 private placement of common stock (filed as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.6 Certificate of designations for the form of Series E 8% convertible preferred stock (filed as Exhibit 4.1 to our Current Report on Form 8-K dated May 16, 2001).

4.7 Form of warrant related to the Series E 8% convertible preferred stock (filed as Exhibit 10.3 to our Current Report on Form 8-K dated May 16, 2001).

4.8 Securities Purchase Agreement related to the Series E 8% convertible preferred stock (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 16, 2001).

10.1 1999 Long Term Incentive Plan of Netrix Corporation, as amended (incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q filed on November 15, 1999).

10.2 Amended and Restated 1997 Stock Option Plan of AetherWorks Corporation. (filed as Exhibit 10.16 to the January 2001 S-3).

10.3 Amendment to the 1999 Long Term Incentive Plan dated March 7, 2001 (filed as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2000).

10.4 Termination Agreement dated March 22, 2001 between Nx Networks, Inc. and Greg McNulty (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
Number         Description
_______        ___________



10.5 Amended and Restated Promissory Note, dated May 7, 2001, issued by Jonathan Sachs to Nx Networks, Inc.

10.6           Termination Agreement dated May 2001 between Nx Networks, Inc.
               and Water Tower II, LLC.