Form 10-Q
period 2001-06-30
NX NETWORKS INC
filed 2001-08-20
CIK 889237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

              (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                           Yes      X                     No
                                ------------                -------------

        At August 14, 2001, there were 48,478,813 shares of the registrant's Common Stock, $.05 par value per share, outstanding.


                                NX NETWORKS, INC.

                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX


                                                                                                         Page No.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                                            3

PART I - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1 -- FINANCIAL STATEMENTS
                 Unaudited Condensed Consolidated Statements of Operations
                          for the six and three months ended June 30, 2001 and 2000                          4
                 Unaudited Condensed Consolidated Balance Sheets as of
                          June 30, 2001 and December 31, 2000                                                5
                 Unaudited Condensed Consolidated Statements of Cash Flows
                          for the six months ended June 30, 2001 and 2000                                    6
                 Notes to Unaudited Condensed Consolidated Financial Statements                              7

                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS                                                                  17

                 ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK                          27

PART II -- OTHER INFORMATION

                 ITEM 1 -- LEGAL PROCEEDINGS                                                                27

                 ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS                                        29

                 ITEMS 3 THROUGH 5                                                                          31

                 ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                                 32

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

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to those set forth under the caption "Certain Factors Which May Affect Future Results" on page 22 of this quarterly report and in our filings with the SEC.




PART I -- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                                                          NX NETWORKS, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                               (in thousands, except per share amounts)

                                                                                         Six Months ended      Three Months Ended
                                                                                             June 30,               June 30,

                                                                                         2001       2000        2001       2000
                                                                                         ----       ----        ----       ----

Revenues:
   Product                                                                             $ 4,083   $ 13,477     $ 2,216    $ 6,424
   Service and other                                                                     2,918      3,896       1,417      2,006
                                                                                       -------   --------     -------    -------
       Total revenues                                                                    7,001     17,373       3,633      8,430

Cost of revenues:
    Product                                                                              3,000      8,362       1,566      4,179
    Service and other                                                                    1,664      2,497         746      1,193
                                                                                        ------   --------     -------    -------
       Total cost of revenues                                                            4,664     10,859       2,312      5,372

       Gross profit                                                                      2,337      6,514       1,321      3,058

Operating expenses:
    Sales and marketing (exclusive of stock compensation of $133 and $0 in the six
      and three months ended June 30, 2001, respectively and $147 and $124 in the six    4,391      7,772       1,579      3,799
      and three months ended June 30, 2000, respectively )
    Research and development (exclusive of stock compensation of $4,060 and $1,992 in
      the six and three months ended June 30, 2001, respectively and $2,280 and $1,681   5,582      7,641       2,371      4,966
      in the six and three months ended June 30, 2000, respectively)
    General and administrative (exclusive of stock compensation of $987 and $2 in the
      six and three months ended June 30, 2001, respectively and $6,989 and              5,333      4,571       2,142      2,222
      $1,116 in the six and three months ended June 30, 2000, respectively)
     In-process research and development                                                           30,800                     --
     Amortization of acquired intangibles                                                4,553     13,274       2,276      8,131
     Stock compensation expense                                                          5,180      9,416       1,994      2,921
     Impairment of acquired intangibles and goodwill                                     3,685         --       3,685         --
     Restructuring charge                                                                   --        427          --         --
                                                                                        -------  --------     -------      ------
Total operating expenses                                                                28,724     73,901      14,047     22,039

       Loss from operations                                                            (26,387)   (67,387)    (12,726)   (18,981)

Interest expense                                                                          (310)      (190)       (147)       (12)
Interest income                                                                             64        310          18        239
Other income (expense), net                                                               (464)       219          22        142
                                                                                       --------  --------   ----------  ---------
       Net loss                                                                        (27,097)   (67,048)    (12,833)   (18,612)

Dividend on preferred stock                                                              2,477         --       1,015         --
                                                                                      ---------  ---------  ----------  ---------

Net loss attributable to common stockholders                                          $(29,573)  $(67,048)   $(13,848)  $(18,612)
                                                                                      =========  =========  ==========  =========

Basic and diluted loss per common share                                               $  (0.63)  $  (2.03)   $  (0.29)   $ (0.53)
                                                                                      =========  =========   =========  =========

    Weighted average common shares outstanding                                          42,982     33,037      44,411     34,846
                                                                                      =========  =========   =========  =========



       See notes to unaudited condensed consolidated financial statements.






                                             NX NETWORKS, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share data)
                                                                        As of                  As of
                                                                       June 30,             December 31,
                                                                         2001                   2000
                                                                 ---------------------   -------------------
                                                                     (unaudited)
ASSETS
      Current assets:
            Cash and cash equivalents                                          $1,836                $4,659
            Accounts receivable, net                                              994                 1,604
            Stock subscription receivable, subsequently                            --                 1,147
            collected
            Inventories                                                         3,279                 4,928
            Other current assets                                                1,353                   512
                                                                            ---------            ----------
                          Total current assets                                  7,462                12,850

      Property and equipment, net                                               2,677                 3,508
      Goodwill and intangibles, net                                            20,054                28,292
      Deposits and other assets                                                   434                   605
                                                                            ---------            ----------
TOTAL ASSETS                                                                  $30,627             $  45,255
                                                                            =========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                   $8,110                $7,391
            Accrued liabilities                                                 6,391                 6,704
            Note Payable to vendor                                              4,387                 6,353
                                                                            ---------            ----------
                          Total current liabilities                            18,888                20,448
                                                                            ---------            ----------
            Long-term liabilities                                                 150                   735
                                                                            ---------            ----------

TOTAL LIABILITIES                                                             $19,038               $21,183
                                                                            ---------            ----------
      Series B redeemable, convertible preferred stock, $0.05
      par
          value; 640,000 shares authorized; 333,333 shares
          issued and outstanding (aggregate liquidation                            --                 2,117
          preference of $2,117 as of December 31, 2000)
Commitments and contingencies
Stockholders' equity:
      Series B convertible preferred stock, $0.05 par value;                    2,474                    --
      640,000 shares authorized; 333,333 shares issued and
      outstanding (aggregate liquidation preference of $2,474)
      Series C convertible preferred stock, $0.05 par value;                    2,594                    --
      15,400 shares authorized, issued and outstanding (aggregate liquidation preference of $2,594)
      Series D convertible preferred stock, $0.05 par value;                    1,693                    --
      11,734 shares authorized, issued and outstanding (aggregate liquidation preference of $1,693)
      Series E convertible preferred stock, $0.05 par value;                    2,100
      19,000 shares authorized, issued and outstanding (aggregate liquidation preference of $2,100)
      Common stock, $0.05 par value; 85,000,000 and 55,000,000                  2,222                 2,030
      shares authorized, respectively; 44,441,000 and
      40,606,000 shares issued and outstanding, respectively
      Additional paid-in capital                                              282,498               277,778
      Deferred compensation                                                    (4,517)               (8,460)
      Accumulated deficit                                                    (282,685)             (253,112)
      Warrants                                                                  6,296                 4,749
      Note receivable from stockholder                                         (1,000)               (1,000)
      Accumulated other comprehensive loss                                        (86)                  (30)
                                                                            ---------            ----------
            Total stockholders' equity                                         11,529                21,955
                                                                            ---------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  30,627            $   45,255
                                                                            =========            ==========

                        See notes to unaudited condensed consolidated financial statements.


                                       5





                                NX NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)
                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------------------

                                                                                         2001                 2000
                                                                                         ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $    (27,097)         $   (67,048)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                     5,519               14,395
      Impairment of acquired intangibles and goodwill                                   3,685
      Non-cash interest expense pursuant to issuance of warrants                          501                   --
      In-process research and development                                                  --               30,800
      Stock compensation expense                                                        5,180                9,416
Changes in assets and liabilities:
      Accounts receivable                                                                 610                2,734
      Inventories                                                                       1,649                  252
      Other current assets                                                               (841)                (441)
      Deposits and other assets                                                           171                 (198)
      Note payable to vendor                                                           (1,966)
      Accounts payable                                                                    719                1,039
      Accrued liabilities                                                                (513)                 145
      Other liabilities                                                                    --                 (201)
                                                                                 -------------         ------------
Net cash used in operating activities                                                 (12,383)              (9,107)
                                                                                 -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Aetherworks, net of cash acquired                                              (9,558)
Purchases of property and equipment                                                      (135)                (156)
Notes receivable from shareholder                                                          --               (1,000)
                                                                                 -------------          -----------
Net cash used in investing activities                                                    (135)             (10,714)
                                                                                 -------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on line of credit, net                                                                              (1,058)
Proceeds from stock sale, net offering costs                                                                25,086
Proceeds from the issuance of preferred stock                                           6,436                   --
Proceeds from issuance of common stock                                                  2,000
Proceeds from exercise of stock options                                                   168                5,158
Proceeds from employee stock purchase plan                                                                      65
Collection of stock subscription receivable                                             1,147                   --
                                                                                 ------------           ----------
Net cash provided by financing activities                                               9,751               29,251
                                                                                 ------------           ----------


Effect of foreign currency exchange rate changes on cash and cash                         (56)                 (45)
equivalents

Net (decrease) increase in cash and cash equivalents                                   (2,823)                9,385

Cash and cash equivalents, beginning of period                                          4,659                 5,930
                                                                                 ------------           -----------
Cash and cash equivalents, end of period                                          $     1,836           $   15,315
                                                                                 ============           ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                    $       305             $      12
                                                                                 ============           ===========


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

        In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001 or any other period within calendar year 2001.

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

GOING CONCERN AND OTHER IMPORTANT RISK FACTORS

        The Company has reported a net loss in each of the last seven years.
The Company's ability to generate operating income is in large part dependent on its success at increasing sales of its products and/or controlling costs. The Company's plan to increase revenue through sales of its products continues to evolve; however, due to market conditions, competitive pressures and other factors beyond its control there can be no assurance that the Company will be able to adequately increase product sales in the future. The Company's success is also dependent on its ability to generate adequate cash for operations and capital needs. For the six months ended June 30, 2001, the Company's operating activities used cash of approximately $ 12.4 million, primarily due to continued losses from operations. As of June 30, 2001, the Company had approximately $1.8 million in cash and cash equivalents. Total current liabilities as of June 30, 2001 were approximately $18.9 million and exceeded current assets by approximately $11.4 million. Since year-end, the Company has raised approximately $9.8 million in equity financing. The Company will require additional funding in September 2001 to continue operations. If funding is insufficient or unavailable, or the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

        As of June 30, 2001, the Company has a payment obligation of approximately $4.4 million to SMTC, the third party contract manufacturer of substantially all of its products. A majority of the Company's inventory is at SMTC's premises. The Company has agreed upon a payment schedule with SMTC and delivered an unsecured promissory note to SMTC. Until SMTC has been repaid, the Company is required to pay in advance for all fabrication costs. If the Company does not adhere to the payment schedule, SMTC has informed the Company that they will not ship any products on its behalf. If the Company is unable to raise sufficient capital to adhere to the payment schedule and the manufacturer ceases to ship products on the Company's behalf, then a material and adverse result to the Company's operations could occur. Currently, the Company is in default of the agreement because it could not adhere to the payment terms. SMTC has indicated a willingness to renegotiate the agreement.

        To meet its operating requirements for the remainder of 2001, the Company will have to generate additional cash other than through operations. The means by which the Company could raise the necessary funds include the sale of assets, including intellectual property and proprietary technology, the sale of equity, borrowings, the sale of selected operations, or establishing one or more strategic partnerships. Although the Company believes it has the ability to generate additional equity and cash through such sales and borrowings, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate adequate cash, there will be a material and adverse effect on the business and financial condition of the Company, to the extent that a sale, liquidation or restructuring of the Company will be required, in whole, or in part. The Company's return to profitability also depends upon the Company's ability to improve its customer service, operational, financial and management information systems, including its contract management, inventory management and other systems.

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

        The Company's operations are subject to certain risks and uncertainties including, among others, rapidly changing technology and markets, current and potential competitors with greater financial, technological, production and marketing resources, reliance on certain sole source suppliers and third party contract manufacturers, and dependence on key management personnel. Future operating results may be affected by a number of other factors including the timing of new products in the market place, competitive pricing pressures and economic conditions. As the market for the Company's products is characterized by rapidly changing technology, the development, introduction and evolution of the competitive products may require a significant investment of financial resources. While the Company has generally been able to obtain adequate supplies of components to date, the interruption or termination of the Company's current manufacturing relationship could have an adverse effect on the Company's operating results.

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

ACQUISITION OF AETHERWORKS

        On March 16, 2000, the Company completed the merger of AetherWorks Corporation ("AetherWorks"), a development stage company with no revenue since its inception in 1993, with and into a wholly-owned subsidiary of the Company ours pursuant to the terms of the Agreement and Plan of Acquisition ("Agreement") dated December 31, 1999. The acquisition was accounted for under the purchase method of accounting.

        Under the terms of the AetherWorks transaction, the holders of AetherWorks common stock, warrants and stock options converted at a rate of 1.38 shares of Nx Networks common stock, warrants, and stock options. The Company issued 2,301,436 shares of common stock and 867,687 warrants and options to acquire the outstanding AetherWorks common stock. The Company's shares were valued at $22.94, the average of closing prices for three days before and after March 16, 2000. The warrants and options issued were valued at approximately $18.0 million using the Black-Scholes model assuming 130 percent volatility, a risk free interest rate of 6.3 % and an expected life of three years. Pursuant to the Agreement, the Company settled an $8.0 million obligation of AetherWorks upon the closing of the acquisition.

        At closing, the Company also issued to AetherWorks' employees options to acquire a total of 1.0 million shares of its common stock. The options have an exercise price of $6.81 per share and vest quarterly until January 1, 2002. The Company recorded deferred compensation expense of $16.1 million for the difference between the exercise price and the fair market value of the stock on the date of grant. This expense will be amortized over the options vesting period of which approximately $3.4 million and $1.7 million was expensed in the six and three months ended June 30, 2001.

        Pursuant to the Agreement, the Company was required to issue additional shares of common stock if the average closing price of its common stock for the fifteen-day trading period ending October 31, 2000, did not equal or exceed $22.50 per share, provided that the total number of shares of common stock issued would not exceed 19.9% of the total of our outstanding common stock on March 16, 2000. Under the Agreement, the Company was also required to make an equivalent adjustment to the warrants and options to proportionately increase the number of shares and reduce the per share exercise price. The Company's common stock had an average closing price of $2.93 during the fifteen-day trading period ended October 31, 2000.

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

        The purchase price of AetherWorks, including transaction costs of $0.4 million, was $79.1 million. A summary of assets and liabilities acquired, at estimated fair market value was as follows (in thousands):

         Current assets                                            $  99
         Property and equipment                                    1,403
         Assembled workforce                                         300
         In-process research and development                      30,800
         Goodwill                                                 50,229
         Current liabilities                                     (3,700)
                                                                 ------
                  Total                                          $79,131
                                                                 =======

        The amount allocated to acquired intangibles and goodwill is being amortized over their estimated useful lives of 4 years using the straight-line method.

        The unaudited pro forma information presented for the six months ended June 30, 2000, reflects the acquisition of AetherWorks as if the acquisition had occurred on January 1, 2000, excluding the one time $30.8 million IPR&D charge in connection with the AetherWorks acquisition. The results are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date (in thousands, except per share data):

                                                               Six months ended
                                                                 June 30, 2000
                                                                  (unaudited)
                                                                  ----------
Revenues                                                         $ 17,373
Net loss attributable to common stockholders                      (41,963)
Net loss per share attributable to common stockholders            $ (1.27)

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

        In the second quarter of 2001, after considering developments in the capital markets and the telecommunications industry, the downturn in our market capitalization, our liquidity problems and the decrease in 2001 product sales, we reviewed the carrying value of our long-lived assets. Our long-lived assets are primarily goodwill and intangibles resulting from the acquisitions of OpenROUTE in 1999 and AetherWorks in the first quarter of 2000. We determined that these assets were impaired due to uncertainties in our sales forecasts resulting from past performance, liquidity and current industry conditions. We reviewed future undiscounted cash flows from OpenROUTE acquired product lines and technologies and determined the related long-lived assets to be impaired. These assets with a combined carrying value of $15.7 million at December 31, 2000 were written down in the second quarter to $9.4 million, their estimated fair value based upon discounted cash flows.

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

        In July 2001, the FASB issued Statement of Financial Standards No. 42, "Accounting for Goodwill" (SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective January 1, 2002. The Company has not done the analysis to determine the impact of this Statement.


3.      INVENTORIES:

        Inventories consisted of the following (in thousands):

                                                          AS OF                       AS OF
                                                      JUNE 30, 2001             DECEMBER 31, 2000
                                                      -------------             -----------------
                  Raw materials                            $1,071                    $ 1,164
                  Work-in-process                              --                         40
                  Finished goods                            2,208                      3,724
                                                        ---------                    -------
                  Total inventories                     $   3,279                    $ 4,928
                                                        =========                    =======

        Our products are subject to technological change and changes in the respective competitive markets. Management has provided reserves for excess and obsolete inventories. It is possible that new product launches could result in unforeseen changes in inventory requirements for which no reserve has been provided.

4.      EQUITY:

PRIVATE PLACEMENT

        On March 28, 2001, the Company completed a private placement by issuing and selling 2,207,018 shares of common stock at $0.9062 per share.

        On April 20, 2001 the Company issued 7,405 shares of common stock in full satisfaction of an indemnification obligation to Bryan Holley, who formerly was an executive officer and a director. The number of shares was fixed by dividing the dollar amount due to Mr. Holley by $1.05, which represented the last reported closing price of the Company's common stock on the day of the Company's agreement with Mr. Holley.

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

        On March 6, 2001, the Company's stockholders approved an increase in the Company's authorized common shares from 55 million to 85 million, and as of March 6, 2001, the Conversion Date, the Series B and C Preferred Stock are no longer redeemable at the option of the holder. The market value of the Company's common stock on the date of issuance of the Series C Preferred Stock was $2.25 per share. The fair value of the Series C Preferred Stock's beneficial conversion feature, reflective of the difference between the conversion price of the Series C Preferred Stock and the market value of the underlying common stock on the date of issuance, constitutes for accounting purposes, a dividend by the Company. A beneficial conversion feature of $0.2 and $1.2 million has been reflected as a non-cash dividend charge to earnings in the consolidated statement of operations in the three and six months ending June 30, 2001, respectively.

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

        During the six and three months ended June 30, 2001, the Company has accrued dividends of approximately $0.2 and $0.1 million respectively, at a rate of 8 percent per annum on the Series B, C and D Preferred Stock.

        On May 14, 2001, the Company completed a private placement by selling and issuing 19,000 shares of Series E 8% convertible preferred stock (the "Series E Preferred Stock"), par value $0.05 per share, at a price of $126.50 per share, and by issuing warrants to purchase 380,000 shares of common stock at an exercise price of $1.438 per share. Each share of Series E Preferred Stock has a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. Dividends are cumulative and compound quarterly. Dividends will be paid annually on April 30 of each year, and are payable in cash or shares of common stock at the option of the Company. The Series E Preferred Stock was initially convertible into common stock at a conversion rate equal to 100 shares of common stock for each share of Series E Preferred Stock. However, after an initial period the conversion price of the Series E Preferred Stock will be fixed by reference to the volume weighted average sales price ("VWAP") of the Company's common stock. Specifically, the Series E Preferred Stock will have a conversion price per share equal to the lesser of (1) $1.265 or (2) 87% of the VWAP during the five days preceding a notice of conversion, subject to a minimum conversion price of $0.575 per share. A beneficial conversion feature of $0.7 million has been reflected as a non-cash dividend charge to earnings in the consolidated statement of operations in the second quarter of 2001. On July 5, 2001, all of the Series E preferred stock was converted to 4,037,256 shares of common stock.

WARRANTS

        On December 29, 2000, in connection with the sale of the Series B Preferred Stock, the Company issued redeemable warrants to purchase 666,667 shares of common stock at an exercise price of $0.90 per share. The warrants were valued at $0.4 million, using the Black-Scholes pricing model. The warrants are redeemable at the option of the holder for cash equal to 110% of the difference between the exercise price and the current market price per share of the Company's common stock if the Conversion Date, as previously defined, does not occur before September 30, 2001. As a result of the redemption provision, as of December 31, 2000, the warrants are classified as a long-term liability in the accompanying balance sheet. On March 6, 2001, the Company's stockholders approved an increase in the Company's authorized common shares from 55 million to 85 million, and as of March 6, 2001, the Conversion Date, the warrants are no longer redeemable at the option of the holder. As of March 6, 2001, the warrants were valued at $0.9 million, using the Black-Scholes pricing model. A charge of $0.5 million (representing the difference between the fair value at December 31, 2000, and the fair value on March 6, 2001) has been included in other expense in the statement of operations for the quarter ended March 31, 2001.

        On March 6, 2001, in connection with the sale of the Series D Preferred Stock, the Company issued redeemable warrants to purchase 234,676 shares of common stock at an exercise price of $2.11 per share. The warrants were valued at $0.3 million, using the Black-Scholes pricing model.

        On May 14, 2001, in connection with the sale of the Series E Preferred Stock, the Company issued redeemable warrants to purchase 380,000 shares of common stock at an exercise price of $1.44 per share. The warrants were valued at $0.3 million, using the Black-Scholes pricing model.

5.      COMPREHENSIVE LOSS:

        Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income
(loss). For the six months ended June 30, 2001 and June 30, 2000, the elements within other comprehensive income, net of tax, consist solely of foreign currency translation adjustments. Comprehensive loss for the three and six months ended June 30, 2001 is $12.8 million and $27.1 million respectively.

6.      SEGMENT INFORMATION:

        The Company's two reportable segments are products and services. The Company evaluates the performance of its segments based on gross profit. The Company provides enterprise-wide disclosures about revenues by segment, long-lived assets by geographic area and revenues from major customers.

Revenues consisted of the following (in thousands):


                                              SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                                  --------                          --------

                                                 2001             2000             2001             2000
                                                 ----             ----             ----             ----
PRODUCT GROUP
2200                                        $   1,744         $  4,442         $    909        $   2,929
2500                                              982            5,475              426            2,248
3000                                              292              105              212              105
S1000                                              40               --               21               --
S10                                                --              213               --                8
Telecom                                            --               53               --                5
Internet Access                                   975            2,869              648            1,078
LAN                                                50              320               --               51
                                            ----------        ---------        --------        ---------
Total product revenues                          4,083           13,477            2,216            6,424
Service revenues                                 2918            3,896            1,417            2,006
                                            ----------        ---------        --------        ---------
Total revenues                              $   7,001         $ 17,373         $  3,633        $   8,430
                                            =========         ========        =========        =========



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

        The Company's product and service revenues for the six and three months ended June 30, 2001 and June 30, 2000 were generated in the following geographic regions (in thousands):

                                                        SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,


                                                         2001               2000              2001              2000
                                                    ---------          ---------         ---------         ---------
       United States                                 $  3,150           $  9,023          $  1,785         $   4,257
       Europe, Middle East and Africa                   2,555              5,238             1,237             2,219
       Pacific Rim, Latin America
       and South America                                1,296              3,112               611             1,954
                                                     --------          ---------          --------          --------
       Total                                         $  7,001          $  17,373          $  3,633          $  8,430
                                                     ========          =========          ========          ========


        Included in domestic product and service revenues are sales through systems integrators and distributors to the Federal Government of $0.7 and $0.5 for the six months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000 these sales were $0.3 and $0.0, respectively.

         The Company's long-lived assets including goodwill and acquired intangibles were located as follows (in thousands):


                                                            AS OF                    AS OF
                                                    JUNE 30, 2001          DECEMBER 31, 2000
                                                    -------------          -----------------
                United States                           $  22,622                $ 31,686
                United Kingdom                                109                     114
                                                        ---------                --------
                Total long-lived assets                 $  22,731                $ 31,800
                                                        =========                ========



        Approximately $20.1 million and $28.3 million of the Company's long-lived assets as of June 30, 2001 and December 31, 2000, respectively, relate to goodwill and intangibles recorded in connection with our acquisitions in 1999 and 2000.

SIGNIFICANT CUSTOMERS

        No customer accounted for greater than 10% of total revenues for the six months ended June 30, 2001. One customer accounted for greater than 10% of total revenue for the three months ended June 30, 2001 and two customers for the three and six months ended June 30, 2000 (in thousands).


                                                    SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,

                                                       2001               2000              2001               2000
                                                 ----------         ----------           -------          ---------
                Distributor 1
                    Product                               *         $   2,383            $   431          $   1,427
                    Service                               *                24                  *                 84
                Distributor 2
                    Product                               *             1,184                  *              1,082
                    Service                               *               292                  *                  *


* Revenue accounted for less than 10% of total revenues for the period.

7.      STOCK COMPENSATION EXPENSE:

        The expense for the six months ended June 30, 2001 is for below market stock options granted to former AetherWorks employees in 2000 of $3.4 million, acceleration and modification of stock options of terminated employees of $0.2 million, stock options granted below market value to members of the Board of Directors and CEO of $0.6 million, stock options granted to outside advisors of $0.5 million, compensation charge for the promissory note with an employee collateralized by the Company's common stock of $0.3 million and the charge associated with re-pricing employee stock options in December 2000 of $0.2 million. The expense for the three months ended June 30, 2001 is for below market stock options granted to former AetherWorks employees in 2000 of $1.7 million and acceleration and modification of stock options of terminated employees of $0.3.

8.      FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES:

        Generally, assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. Operating results are translated into US dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from translation of assets and liabilities are included in the accumulated other comprehensive loss account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. The Company had no foreign exchange gains or losses for the six months ended June 30, 2001 and 2000.

9.      BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

        Basic earnings (loss) per share amounts are computed using the weighted average number of common shares. Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares having a dilutive effect during the periods; however, for the three and six months ended June 30, 2001 and June 30, 2000, the effect of common stock equivalents has not been considered as they would have been antidilutive.

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

        In addition to the legal proceedings discussed above, the Company is periodically involved in disputes arising from normal business activities. In the opinion of management, adequate provision for any potential losses has been made in the accompanying financial statements. Resolution of these matters may require the payment of certain amounts by the Company which have been provided for by the Company in the financial statements. Assuming the Company is able to raise additional capital, these payments will not have a material adverse effect upon the financial position or future operating results of the Company. The need for additional capital is discussed at note 1, above, under the caption
`Going Concern and Other Important Risk Factors.'

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The results of operations for the six months ended June 30, 2001, reflect a 59% decrease in revenues, a 57% decrease in cost of revenues and a 61% decrease in the loss from operations over the results for the six months ended June 30, 2000. Our performance was adversely impacted by a number of factors including:

        o A downturn in the capital markets and the telecommunications industry that adversely impacted the demand for our products.

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

        Improvements in future performance is dependent upon our ability to raise financing to fund our revised business strategy. Our marketing and sales strategy will focus upon:

        o Leveraging our expertise in the Voice over Packet industry to gain a leading market share in IP Centrex solutions for RBOC's looking to migrate customers off a traditional voice transmission infrastructure onto a data transmission infrastructure without the risk of them losing the voice traffic and revenue to an alternative provider.

        o Leveraging our position in the Managed Router Services sector by providing an attractive alternative solution to Cisco's CPE Routers (or become a second source vendor to enterprises who have an existing deployment of Cisco Routers).

        o Realigning our sales organization from a geographic focus to a carrier-centered sales effort and increase marketing focus on Carriers (e.g. Verizon) and Tier 1 ISPs (e.g. UUNet).

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

        On December 28, 2000, John DuBois entered into an employment agreement to become our Chief Executive Officer effective in January 2001. In connection with accepting the position, Mr. DuBois entered into a three-year employment agreement with us and he also became a member of our Board of Directors. In February 2001, he succeeded Mr. Francesco as Chairman of the Board.

Securities And Exchange Comission Investigation

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

Reduction In Force


        In March 2001, we reduced our workforce by approximately 40 employees, representing approximately 22% of our workforce. In July 2001, we reduced our workforce by approximately 38 employees, representing approximately 30% of our workforce. A portion of the positions were eliminated for the purpose of reducing expenses and the remainder were eliminated because they related to products and initiatives that are not part of our business plans on a going-forward basis.

Closing Offices

        In May 2001 we closed our California office and released the majority of the personnel. We were successful in negotiating a release from a long-term lease saving us approximately $60,000 per month. In July 2001, we closed our European offices and released the majority of the personnel.

NET LOSS

        For the three months ended June 30, 2001, we had a net loss of $12.8 million, compared to a net loss of $18.6 million for the three months ended June 30, 2000. The decreases in net loss resulted from decreases in sales and marketing expense of $2.2 million, R&D expense of $2.6 million, G&A expense of $0.1 million, amortization of acquired intangibles of $5.9 million and stock compensation expense of $0.9 million. For the six months ended June 30, 2001, we had a net loss of $27.1 million, compared to a net loss of $67.0 million for the six months ended June 30, 2000. The decreases in net loss resulted from decreases in stock compensation expense of $4.2 million, R&D expenses of $2.0 million, non-cash charges for in-process R&D expense of $30.8 million, sales and marketing expense of $3.4 million and amortization of acquired intangibles of $8.7 million.

REVENUES

        For the three months ended June 30, 2001, revenues decreased $4.8 million or 57% to $3.6 million, from $8.4 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenues decreased $10.4 million, or 60% to $7.0 million, from $17.4 million for the six months ended June 30, 2000. For the three months ended June 30, 2001 product revenues decreased $4.2 million or 65% to $2.2 million from $6.4 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 product revenue decreased to $9.4 million or 70% to $4.1 million from $13.5 million for the six months ended June 30, 2000. The decrease in product revenue is a result of the general decline in the demand for telecom equipment particularly from Tier 2 and Tier 3 CLEC's which were a primary sales target for us in 2000. During the first quarter the sales team was revamped to direct their efforts to Tier 1 CLEC's and ILEC's. In addition, product changes are being made to insure our products are attractive to our newly defined target market.

        For the three months ended June 30, 2001 service revenues decreased
$0.6 million or 29% to $1.4 million from $2.0 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 service revenues decreased $1.0 million or 25% to $2.9 million from $3.9 million for the six months ended June 30, 2000. The decrease is primarily a result of a program instituted last year that built in one year of service into the product cost. In addition, the overall decline in product sales results in the lower potential customer base for service contracts and therefore lower service revenue. We has implemented a program to require service contracts on all product shipped which should have the result of increasing service revenue as product sales increase.

GROSS PROFIT

        For the three months ended June 30, 2001, gross profit decreased by $1.7 million, or 57%, to $1.3 million, from $3.1 million for the three months ended June 30, 2000. As a percentage of revenues, gross profit was 36% for the three months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 gross profit decreased $4.2 million or 64% to $2.3 million from $6.5 million for the six months ended June 30, 2000. As a percentage of revenues, gross profit decreased to 33% for the six months ended June 30, 2001, from 37% for the six months ended June 30, 2000.

        For the three months ended June 30, 2001 gross profit from product revenue decreased $1.5 million or 67% to $0.7 million from $2.2 million from the three months ended June 30, 2000. For the six months ended June 30, 2001, gross profit from product decreased $3.9 million or 76% to $1.2 million from $5.1 million for the six months ended June 30, 2000.

        For the three months ended June 30, 2001 gross profit from service revenues decreased $0.2 million or 29% to $0.6 million from $0.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 gross profit from service revenue decreased $0.1 million or 10% to $1.3 million from $1.4 million for the six months ended June 30, 2000.

        The six month gross profit percentage changes are primarily a result of a lower-margin product mix, a greater proportion of sales made through distributors, which generally have higher discounts than direct retail sales, and competitive pricing pressures. The gross profit in any particular quarter is dependent upon the mix of products sold and the channels of distribution. As a result, the gross profit on a quarter to quarter basis can vary within a wide range.

SALES AND MARKETING

        For the three months ended June 30, 2001 sales and marketing expenses decreased by $2.2 million, or 58%, to $1.6 million from $3.8 million for the three months ended June 30, 2000. The total decrease includes decreases in wages and salaries of $0.5 million, sales commission expense of $0.6 million, recruiting expense of $0.1 million, travel expense of $0.2 million, marketing expense of $0.3 million and bad debt expense of $0.4 million. For the six months ended June 30, 2001 sales and marketing expenses decreased $3.4 million, or 44%, to $4.4 million from $7.8 million for the six months ended June 30, 2000. The total decrease includes decreases in wages and salaries of $0.5 million, sales commission expense of $0.9 million, marketing expense of $0.8 million, travel expense of $0.4 million and bad debt expense of $0.7 million. The decrease also resulted from a reduction in advertising expenses, participation in trade shows and the production of marketing materials associated with the new Nx Networks logo, name and products.

RESEARCH AND DEVELOPMENT

         For the three months ended June 30, 2001, research and development expenses decreased $2.6 million or 52% to $2.4 million from $5.0 million for the three months ended June 30, 2000. The total decrease includes decreases in wages and salaries of $1.0 million, new product materials $0.5 million, depreciation expense of $0.5 million, consulting and engineering expense of $0.3 million, rent expense of $0.1 million, and travel expense of $0.1 million. For the six months ended June 30, 2001, research and development expenses decreased $2.0 million or 27% to $5.6 million from $7.6 million for the six months ended June 30, 2000. The decrease includes decreases in wages and salaries of $0.8 million, new product materials of $0.4 million, consulting fees and other engineering expense of $0.2 million and depreciation expense of $0.6 million. All of our research and development costs are expensed to operations as incurred during the periods reported. We have closed the California office and anticipate a reduction in rent expense on a going forward basis.

General and Administrative

        For the three months ended June 30, 2001 general and administrative ("G&A") expenses decreased $0.1 or 4% to $2.1 million from $2.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 G&A expenses increased $0.7 million or 16% to $5.3 million from $4.6 million for the six months ended June 30, 2000. The net increase represents decreases in wages and salaries of $0.2 million, telephone expense of $.02 million, rent expense of $0.3 million, and increases in legal and accounting fees of $1.3 million.

IMPAIRMENT OF LONG-LIVED ASSETS

        In the second quarter of 2001, after considering developments in the capital markets and telecommunications industry, the downturn in our market capitalization, our liquidity problems and the decrease in 2001 product sales, we reviewed the carrying value of our long-lived assets. Our long-lived assets are primarily goodwill and intangibles resulting from the acquisitions of OpenROUTE in 1999 and AetherWorks in the first quarter of 2000. We determined that these assets were impaired due to uncertainties in our sales forecasts resulting from past performance, liquidity and current industry conditions. We reviewed future undiscounted cash flows from OpenROUTE acquired product lines and technologies and determined the related long-lived assets to be impaired. As a result, we incurred an impairment charge of $3.7 million for the three months ended June 30, 2001. These assets had a combined carrying value of $15.7 million at December 31, 2000, and were written down in the second quarter to $9.4 million, their estimated fair value based upon discounted cash flows.


AMORTIZATION OF ACQUIRED INTANGIBLES

        For the three months ended June 30, 2001 amortization expense decreased $5.8 million to $2.3 million from $8.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 amortization expense decrease $8.7 million to $4.5 million from $13.3 million for the six months ended June 30, 2000. The decrease in amortization expense is associated with the reduction in goodwill as a result of the impairment charge we incurred at December 31, 2000.

STOCK COMPENSATION

        For the six months ended June 30, 2001, stock compensation expense decreased $0.9 million to $2.0 million from $2.9 million for the six months ended June 30, 2000. The change is primarily associated with stock options granted at below market value to former AetherWorks employees in conjunction with the closing of the merger for $3.4 million, acceleration and modification of stock options of terminated employees of $0.2 million, stock options granted below market value to members of the Board of Directors and CEO of $0.6 million, stock options granted to outside advisors of $0.5 million, compensation charge for the promissory note with an employee collateralized by common stock in us owned by the employee of $0.3 million and the charge associated with re-pricing employee stock options in December 2000 of $0.1 million. The expense for the three months ended June 30, 2001 is for below market stock options granted to former AetherWorks employees in 2000 of $1.7 million and acceleration and modification of stock options of terminated employees of $0.3.

INTEREST AND OTHER INCOME, NET

        For the three months ended June 30, 2001, the Company had net interest expense of $107,000 compared to net interest expense of $369,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, We had net interest expense of $209,000 compared to net interest and other income of $339,000 for the six months ended June 30, 2000.


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

        On April 20, 2001 we issued 7,405 shares of common stock in full satisfaction of an indemnification obligation to Bryan Holley, who formerly was an executive officer and a director. The number of shares was fixed by dividing the dollar amount due to Mr. Holley by $1.05, which represented the last reported closing price of our common stock on the day of our agreement with Mr. Holley.

        On May 15, 2001 we raised $2.4 million through a private placement of Series E preferred stock. The Series E preferred stock bears a dividend of 8% per annum, which we can elect to pay in cash or shares of common stock, and the Series E preferred stock has a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. Each share of the Series E preferred stock has an initial conversion price of $1.265 per share, and the number of shares of common stock initially issuable under the terms of the Series E preferred stock is 1.9 million shares. However, after an initial period the conversion price of the Series E preferred stock will be fixed by reference to the volume weighted average sales price (VWAP) of our common stock. Specifically, the Series E preferred stock will have a conversion price per share equal to the lesser of (1) $1.265 or (2) 87% of the VWAP during the five days preceding a notice of conversion, subject to a minimum conversion price of $0.575 per share. On July 5, 2001 all of the Series E Preferred Stock was converted to 4,037,256 shares of common stock.

        As of June 30, 2001, we had approximately $1.8 million in cash and cash equivalents. Total current liabilities as of June 30, 2001 were approximately $18.9 million and exceeded current assets by approximately $11.4 million. Since year-end, we have raised approximately $9.8 million in equity financing. We will require additional financing in September 2001 to continue operations. If financing is insufficient or unavailable or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we would further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

        We have a payment obligation of approximately $4.4 million to SMTC, the third party contract manufacturer of substantially all of its products. A majority of our inventory is at SMTC's premises. We have agreed upon a payment schedule with SMTC and delivered an unsecured promissory note to SMTC. Until SMTC has been repaid, we are required to pay in advance for all fabrication costs. If we do not adhere to the payment schedule, SMTC has informed us that they will not ship any products on our behalf. If we are unable to raise sufficient capital to adhere to the payment schedule and the manufacturer ceases to ship products on our behalf, then a material and adverse result to our operations could occur. Currently, we are in default of the agreement because we could not adhere to the payment terms. SMTC has indicated a willingness to renegotiate the agreement.

        To meet our operating requirements for the remainder of 2001, we will have to generate additional cash other than through operations. The means by which we could raise the necessary funds include the sale of assets, including intellectual property and proprietary technology, the sale of equity, borrowings, the sale of selected operations, or establishing one or more strategic partnerships. Although we believe we have the ability to generate additional equity and cash through such sales and borrowings, such sales may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to us. If we are unable to generate adequate cash, there will be a material and adverse effect on the business and financial condition of us, to the extent that a sale, liquidation or restructuring of us will be required, in whole, or in part. Our return to profitability also depends upon our ability to improve our customer service, operational, financial and management information systems, including its contract management, inventory management and other systems.

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

        For the six months June 30, 2001, we used $12.4 million of cash in operations compared to $8.9 million for the six months ended June 30, 2000. This increase in cash used in operations was due to our operating losses. Non-cash items consisted of depreciation and amortization of $5.5 million, stock compensation expense of $5.2 million, and interest expense pursuant to the issuance of the warrants totaling $0.5 million and goodwill impairment charges of $3.7 million. Inventory levels at June 30, 2001, decreased $1.6 million to $3.3 million compared to $4.9 million at December 31, 2000. This decrease is the result of lower product purchases, the ability to fill orders from existing inventory and a one-time overhead adjustment which reduced the inventory carrying value. With the exception of certain strategic purchases needed to complete work in process and complete items for finished goods, we anticipate that purchases will remain flat through the second quarter as we use in-house inventory to fulfill sales orders.

        Capital expenditures for the six months ended June 30, 2001 and 2000 were $0.1 million.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

        The following important factors, among others, could cause our actual results to differ materially from those indicated by forward-looking statements made in this quarterly report and presented elsewhere by management from time to time.

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

        Arthur Andersen LLP, in their report with respect to the audit of our financial statements for the period ending December 31, 2000, expressed substantial doubt as to our ability to continue as a going concern. Our current liabilities exceed our current assets by $11.4 million. In order to continue as a going concern, we must obtain additional financing or obtain cash through other means, which could include, among others, a sale of assets, a sale of selected operations or the establishment of strategic partnerships. If we cannot obtain sufficient cash from these activities, then we will have to further reduce headcount and other expenses, defer vendor payments and/or seek protection under the bankruptcy code. Our financial statements have been prepared on the basis that we will continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.


WE HAVE INCURRED LOSSES FROM OPERATIONS IN EACH OF THE LAST SEVEN YEARS AND MAY NEVER BE PROFITABLE.

        For the six months ended June 30, 2001 and 2000, respectively, we incurred net losses of approximately $27.1 million and $67.0 million. Our cumulative losses since inception are $283 million. For the six months ended June 30, 2001, we generated negative cash flow form operations of $12.4 million. We may never achieve or sustain profitability or generate positive cash flow. If we do not become profitable, we will have to obtain capital from other sources or cease operations.

WE REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS, AND WE CANNOT BE CERTAIN THAT THE NECESSARY FUNDS WILL BE AVAILABLE

        Our current available cash and our anticipated cash from operations are insufficient to fund our operations until we are able to attain profitability. We will require additional cash to continue our operations in September 2001. These funds will be available only if we sell securities or some of our assets. We cannot assure you that we will be able to obtain financing on terms favorable to us, or at all. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling assets, there can be no assurance that we will be able to negotiate a favorable price for those assets or that the loss of those assets will not affect our future business prospects. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to further reduce headcount and other expenses, defer vendor payments, modify our business strategy and/or seek protection under the bankruptcy code.

WE HAVE SIGNIFICANT ACCOUNTS PAYABLE OBLIGATIONS

           As a result of our current financial condition, our accounts payable balance is significant in relation to our available cash balance. This makes it more difficult to satisfy the payment demands of all of our vendors on a timely basis and it makes it more difficult to convince vendors that they will be paid all amounts to which they are entitled despite our low balance of available cash. We do not have sufficient cash to fund all of these obligations if our vendors demand payment in advance or demand payment of all currently outstanding amounts payable. Certain of our vendors have demanded payment of the amounts due to them. For those vendors who provide equipment or services necessary for us to generate revenue we have negotiated extended payment terms and/or payments from our available resources. Certain vendors have commenced litigation against us seeking to compel payment of amounts they claim they are owed, as described below in Part II, Item 1 - Legal Proceedings in this quarterly report.


WE ARE INVOLVED IN A NUMBER OF LAWSUITS SEEKING SIGNIFICANT DAMAGES AGAINST THE COMPANY

        We are engaged in a number of legal actions. These include two class action lawsuits alleging violations of securities laws, a patent infringement action and numerous breach of contract actions arising out of our failure to pay amounts claimed to be due. The class action lawsuits and the patent infringement action do not specify the amount of monetary damages sought by the respective plaintiffs, but any amount claimed will be significant in relation to our available cash resources. The breach of contract actions generally specify the amount of damages sought, and the aggregate amount claimed in these actions, and in many of the individual actions, exceeds our available resources. We cannot assure you that if we are ultimately found liable for monetary damages in one or more of these actions that, at the time we are found liable, we will have the necessary capital to satisfy the related judgment.


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

        We authorized our primary manufacturer, SMT Centre, to purchase a substantial amount of parts, materials and long lead-time items during 2000 in anticipation of a significant increase in product sales during the year. Our sales did not reach the levels we expected, and we have not utilized a substantial amount of the raw materials. Accordingly, we have a payment obligation of approximately $4.4 million to SMT Centre to pay for the cost of these materials. We have agreed upon a payment schedule with SMT Centre, and during the period we are paying down the obligation SMT Centre is requiring us to pay in advance for all fabrication costs. If we do not adhere to the payment schedule or if we do not pay fabrication costs in advance, SMT Centre has expressed its intent not to ship any products on our behalf. We are not currently in complience with the payment schedule, but SMT has experienced willingness to negotiate a new payment schedule. We must raise additional capital to maintain a payment schedule and pay the fabrication costs. If SMT Centre ceases to ship products on our behalf, then a material and adverse result to our revenues could occur. Also, if the SMT Centre brings a legal action to collect the outstanding amount, we do not have sufficient current financial resources to pay this obligation.

WE ARE EXPOSED TO POTENTIAL DELAYS IN PRODUCT SHIPMENTS BECAUSE WE CONTRACT OUT PRODUCT MANUFACTURING AND SOME COMPONENTS FOR OUR PRODUCTS ARE AVAILABLE ONLY FROM A SINGLE SUPPLIER OR A LIMITED NUMBER OF SUPPLIERS

        We rely on others to manufacture our products and product components and this dependence exposes us to potential interruptions or delays in product delivery. An interruption could have a short- term effect on our revenues and a longer-term effect on our ability to market our products. Currently, we rely on SMT Centre as the single manufacturer to assemble and test our voice products. Also, some of the components we use in our products are available from only one source or a limited number of suppliers. Although we have been able to obtain our products and these components to date, our inability to develop alternative sources if and as required in the future, or to obtain sufficient sole source or limited source components as required, could result in delays or reductions in product shipments.

OUR BUSINESS WILL SUFFER IF WE LOSE CERTAIN KEY PERSONNEL OR FAIL TO ATTRACT AND RETAIN OTHER QUALIFIED PERSONNEL

        The success of our business is dependent, to a significant extent, upon the abilities and continued efforts of our management, sales and engineering personnel, many of whom would be difficult to replace. We do not have employment contracts with many of our key employees and we do not have "key man" life insurance on any of our officers or directors.

        Our success will also depend on our ability to attract, retain and motivate qualified management, sales and engineering executives and other personnel who are in high demand and who often have multiple employment options. In addition, as a result of our financial condition and the changes to technology-based industries, and particularly telecommunications companies, over the past year, many employees that we would like to retain may decide to pursue other opportunities or we may be forced to increase their compensation to retain them.

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

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE

        The stock prices for many companies in the telecommunications equipment sector have experienced wide fluctuations that have often been unrelated to their operating performance. We have been, and we are likely to continue to be, subject to these fluctuations. The market price of our common stock has been and can be expected to be significantly affected by factors such as:

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



OUR STOCK PRICE IS CURRENTLY BELOW THE MINIMUM THRESHOLD REQUIRED BY THE NASDAQ STOCK MARKET, AND IF OUR STOCK PRICE DOES NOT RISE WE EXPECT TO BE DELISTED BY THE NASDAQ STOCK MARKET

        On July 24, 2001, we were notified by the Nasdaq Stock Market that we have failed to maintain a closing bid price of $1.00 per share for 30 consecutive trading days. If our common stock has not had a closing bid price in excess of $1.00 for at least ten consecutive trading days on or before October 22, 2001, we expect that our common stock will be delisted from the Nasdaq Stock Market. If we are delisted from the Nasdaq Stock Market, our common stock will trade on the over-the-counter market. We expect that if we change from the Nasdaq National Market to the over-the-counter market, there will be an adverse effect on the liquidity and value of our common stock.


IN DECEMBER 2000 WE RE-PRICED SUBSTANTIALLY ALL OF OUR STOCK OPTIONS TO A LOWER EXERCISE PRICE, AND THE RESULTING ACCOUNTING CHARGES MAY CAUSE OUR FUTURE EARNINGS TO FLUCTUATE WIDELY

        As part of a program to retain our employees, we adopted a program to re-price the options of our employees. We also re-priced the options issued to our board of directors and to our former chairman of the board. Under the program, each of these persons exchanged their current stock options for newly issued stock options with an exercise price of $0.75 per share. Approximately
7.3 million options were exchanged to obtain the lower exercise price. Under applicable accounting rules, we will have to account for future variations in the price of our common stock above $0.75 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. As of June 30, 2001, $0.1 million of compensation expense was recorded based on the performance of our common stock in that quarter. Accordingly, our operating results and earnings per share will be subject to potentially significant fluctuations based upon changes in the market price of our common stock.

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

RAPIDLY CHANGING TECHNOLOGY MAY MAKE OUR PRODUCTS OBSOLETE OR UNMARKETABLE

        We have focused our products on the edge of the Internet and telephony market. This market is characterized by rapid technological change, frequent new product introduction and evolving industry standards. The introduction of products embodying new technologies by our competitors and the emergence of new industry standards could render our existing products obsolete and could cause new products to be unmarketable. Under these circumstances, our revenue would be adversely affected.

        Our success will depend on the ability to address the increasingly sophisticated needs of customers, to enhance existing products and to develop and introduce, on a timely basis, new competitive products that keep pace with technological development and emerging industry standards. If we cannot successfully identify, manage, develop manufacture or market product enhancements or new products, our business will be materially and adversely affected.

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE IDENTIFIED WEAKNESSES IN OUR FINANCIAL SYSTEMS AND CONTROLS, AND IF WE DO NOT REMEDY THE WEAKNESSES, WE MAY HAVE DIFFICULTY EFFECTIVELY MANAGING OUR BUSINESS AND PREPARING TIMELY FINANCIAL REPORTS

        In connection with conducting the audit of our year 2000 financial statements, our independent public accountants identified a number of deficiencies in the design and operation of our internal accounting controls. Although our accountants did not qualify their audit opinion with respect to these matters, they advised us that we must remedy the identified problems. The deficiencies identified generally included insufficient resources in the accounting and finance department, insufficient ledger detail, insufficient computerized information systems, insufficient closing processes and the need for additional policies and procedures to ensure proper, timely recordation of financial statement information. We have reviewed the findings of our accountants with our Audit Committee and taken actions to remedy each of the identified deficiencies. If we are unable to remedy the deficiencies identified by our accountants, we could have difficulties in preparing and maintaining the systems and reports we need to effectively manage our business and ensure timely financial reporting. These difficulties could result in adverse effects on our business.

A PORTION OF OUR REVENUES ARE DERIVED FROM INTERNATIONAL SALES, WHICH ARE SUBJECT TO FOREIGN REGULATORY STANDARDS AND CURRENCY EXCHANGE RATE FLUCTUATIONS

        International sales accounted for 55% and 48% of our total revenues in the first six months of 2001 and 2000, respectively, and international sales will continue to be significant to us. The conduct of international operations subjects us to certain risks. Foreign regulatory bodies continue to establish standards different from those in the United States, and our products are designed generally to meet those standards. Our inability to design products in compliance with such foreign standards could have an adverse effect on our operating results. Also, our international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs and difficulties in obtaining export licenses. We do not expect that we will hedge against fluctuations in currency exchange rates.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our results of operations will be adversely impacted by increases in the price of our stock as a result of additional stock compensation expense associated with the re-pricing of approximately 7.3 million of our employees' stock options. A significant portion of our revenues are derived from international sales which could be adversely affected by foreign currency exchange rate fluctuations. We are not a party to any other market risk sensitive instruments that are material to us, our financial position or results of operations, either for trading purposes or otherwise.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        Cabletron Systems, Inc. filed a civil complaint against AetherWorks Corporation, OpenROUTE Networks, Inc. and Netrix Corporation (the Defendants) on June 5, 2000 in the United States District Court for the District of Massachusetts. Docket # 00-CV-11105 RWZ is assigned to this matter. In its complaint, Cabletron alleges that the Defendants have infringed seven Cabletron patents and Cabletron seeks injunctive relief and unspecified monetary damages against the Defendants. We answered the complaint by denying the allegations contained therein. Discovery is underway.

        Cabletron sought permission of the Court to amend its complaint to increase the number of patents it alleges have been infringed, but this was denied. We have notified certain of our equipment providers that we claim indemnification from them because the infringements alleged by Cabletron appear to relate to the equipment those suppliers provided to us. In addition, in July 2001 we filed a motion for summary judgment in this action based on a number of defenses, including Cabletron's lack of standing, non-infringement, and laches and estoppel. We also requested the Court to award us attorneys fees because Cabletron did not contact us regarding the alleged infringements prior to commencing its lawsuit. This motion is pending. Based upon discussions with counsel and the information currently available to us, we believe we have meritorious defenses to the claims by Cabletron, and we will continue to vigorously defend this action.

        In November 2000 we were served with complaints in purported class action proceedings captioned TRACY REESE AND CHRISTINE JOYCE V. BRYAN HOLLEY, STEVEN T. FRANCESCO AND NX NETWORKS, INC., Civil Action No. 00-CV-11850-JLT and MARC JACOBSEN V. BRYAN HOLLEY, STEVEN T. FRANCESCO AND NX NETWORKS, INC., Civil Action No. 00-CV-11999-JLT. Each complaint was originally filed September 2000 in the United States District Court for the District of Massachusetts. In May 2001, the plaintiffs filed an amended complaint consolidating the two actions and dropping Mr. Holley as a defendant. The amended complaint alleges violation of the federal securities laws in connection with statements by Steven Francesco, our former chief executive officer and chairman of the board, and disclosures in our press releases made between December 8, 1999 and April 24, 2000 that purportedly caused the price of our common stock to rise during this period. The complaints seek unspecified damages. In June 2001 we filed our answer to this action and a motion to dismiss. The motion to dismiss is pending before the court. We believe the allegations in the amended complaint are without merit, and we intend to vigorously defend ourselves in this litigation. We have notified our insurance carrier regarding the claims.

         In November 2000, we were served with a complaint in a purported class action proceeding captioned ROY WERBOWSKI V. NX NETWORKS, INC., STEVEN FRANCESCO AND PETER KENDRICK, Civil Case No. 00-1967-A. The complaint was originally filed in November 2000 in the United States District Court, Eastern District of Virginia. In May 2001, the plaintiffs filed an amended complaint. The amended complaint alleges that between July 27 and November 2, 2000 statements made by Steven Francesco, our former chief executive officer and chairman of the board, and Peter Kendrick, our chief financial officer, and disclosures in press releases we issued violated federal securities laws. We reported our financial results for the period ending June 30, 2000 on July 27, 2000 and we restated those results on November 2, 2000. The plaintiff's allege that we improperly recognized revenue in the period ending June 30, 2000 and made misleading statements regarding our success in order to falsely create the appearance of prospering performance and financial results. The amended complaint seeks unspecified damages. In June 2001, we filed our answer to this action and a motion to dismiss. The motion is pending before the court. We believe we have meritorious defenses in this litigation, and we intend to vigorously defend ourselves. We have notified our insurance carrier regarding the claims.

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

        In May 2001, we were served with a complaint captioned MANAGEMENT RECRUITERS - MONTICELLO, L.L.C. V. NETRIX CORPORATION, CIVIL CASE NO. 00-1867-1. The case was filed in the Circuit Court for the County of Albermarle in the Commonwealth of Virginia. The complaint demands payment of approximately $50,000 for recruiting expenses allegedly incurred by us in 2000. We are reviewing the complaint, and expect that we will settle this matter.

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

        In July 2001, Gallagher Harnett & Lagalante LLP filed a complaint against Nx Networks, Inc. in the United States District Court for the Eastern District of Virginia. This action has been assigned case no. CA-01-1944-A. The complaint alleges that Gallagher Harnett & Lagalante LLP is entitled to $329,058 for legal services rendered to us. We dispute the amount claimed to be due because we have issued warrants to purchase common stock to the law firm in full payment of certain of their invoices. We will defend ourselves vigorously in this matter.

        In July 2001, Softalia, Inc. filed a complaint against Nx Networks, Inc., Netrix Corporation and John DuBois, our chief executive officer. The case was filed in the Circuit Court of Fairfax County in Virginia, and the action has been assigned cast number L196805. In the complaint Softalia alleges that we owe them $505,672 for development services performed on our behalf. They also allege that Nx Networks is not authorized to do business in the Commonwealth of Virginia, as a result of which John DuBois can be found personally liable for the amount in dispute. We will file an answer disputing the amount claimed to be due by Softalia since a portion of the work they seek payment for was not authorized by us or used by us. We will also seek dismissal of the claims against Mr. DuBois since Nx Networks is the legal successor to Netrix Corporation, which is authorized to conduct business in the Commonwealth of Virginia. We will vigorously defend this action.

        In July 2001, Key3media Events, Inc., filed a complaint against Nx Networks, Inc. in its own capacity and as the successor to OpenRoute Networks, Inc. Key3media alleges that OpenRoute breached a commitment to participate in a trade show in 1998, which resulted in $33,000 of actual damages and permitted Key3media to recover $7,500 of liquidated damages. In addition, Key3media claims Nx Networks breached a commitment to participate in a trade show in 2001, which resulted in $12,190 of damages to Key3media. We are reviewing the complaint, and have not yet adopted a position with respect to this matter.

        In addition to the legal proceedings discussed above, we are periodically involved in disputes arising from normal business activities. In our opinion, adequate provision for any potential losses has been made in the accompanying financial statements. In our opinion, resolution of these matters will require the payment of certain amounts by us and, assuming we are able to raise additional capital, these payments will not have a material adverse effect upon our financial position or future operating results. The need for additional capital is discussed at note 1, above, under the caption `Going Concern and Other Important Risk Factors.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


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

        In January 2001, we issued 25,000 warrants to Christian & Timbers, an executive recruiting firm, as partial compensation related to our hiring John DuBois as our Chief Executive Officer. The warrants expire in January 2006 and have an exercise price of $1.20 per share.

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

        On April 20, 2001 we issued 7,405 shares of common stock in full satisfaction of an indemnification obligation to Bryan Holley, who formerly was an executive officer and a director. The number of shares was fixed by dividing the dollar amount due to Mr. Holley by $1.05, which represented the last reported closing price of our common stock on the day of our agreement with Mr. Holley.

        On May 15, 2001 we raised $2.4 million through a private placement of Series E 8% convertible preferred stock and warrants at a purchase price of $126.50 per share of preferred stock. The preferred stock had a dividend of 8% per annum, which we could elect to pay in cash or shares of common stock, and the Series E preferred stock had a liquidation preference equal to the purchase price per share plus the amount of any accrued but unpaid dividends. Each share of the preferred stock had an initial conversion price of $1.265 per share, and the number of shares of common stock initially issuable under the terms of the Series E preferred stock was 1.9 million shares. However, after an initial period the conversion price of the Series E preferred stock became fixed by reference to the volume weighted average sales price (VWAP) of our common stock. Specifically, the Series E preferred stock had a conversion price per share equal to the lesser of (1) $1.265 or (2) 87% of the VWAP during the five days preceding a notice of conversion, subject to a minimum conversion price of $0.575 per share. Accordingly, between the common stock prices of $1.46 and $0.66, the number of shares of common stock we had to issue upon conversion of the Series E preferred stock fluctuated. The range was between 1.9 million shares at a VWAP of $1.46 (reflecting a conversion price of $1.265 per share) to
4.2 million shares at a VWAP of $0.66 (reflecting a conversion price of $0.575 per share). On July 5, 2001 all of the Series E Preferred Stock was converted into 4,037,256 shares of common stock. The warrants expire on May 15, 2006 and are exercisable for 1,900,000 shares at an exercise price of $1.44 per share.

        In issuing all of the above securities, we relied upon the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act because each of the purchasers of securities was an accredited investor.

ITEM 3.  NOT APPLICABLE.

ITEM 4.  NOT APPLICABLE

ITEM 5.  NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


Exhibit
Number               Description
------               -----------



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

10.5                 Amended and Restated Promissory Note, dated May 7, 2001, issued by Jonathan Sachs to Nx
                     Networks, Inc. (filed as Exhibit 10.5 to our quarterly report on Form 10-Q filed on May 21,
                     2001)

10.6                 Termination Agreement dated May 2001 between Nx Networks, Inc. and Water Tower II, LLC. (
                     filed as Exhibit 10.6 to our quarterly report on Form 10-Q filed on May 21, 2001)




Exhibit
Number               Description
------               -----------


10.7                 Promissory Note, dated January 8, 2001 issued by Nx Networks, Inc. to SMT Centre, together with a related letter of agreement.


(b)      Reports on Form 8-K



On May 15, 2001 we filed a current report on Form 8-K with respect to the Series E preferred stock.

On July 23, 2001 we filed a current report on Form 8-K with respect to dismissal of Arthur Andersen as our independent public accountants.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Nx NETWORKS, INC.


Date:   August 20, 2001

                                      By: /s/ John DuBois
                                         --------------------------------------
                                             JOHN DUBOIS
                                             CHIEF EXECUTIVE OFFICER


                                      By: /s/ Peter J. Kendrick
                                         -------------------------------------
                                              PETER J. KENDRICK
                                              VICE PRESIDENT FINANCE AND
                                                ADMINISTRATION AND
                                              CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                ACCOUNTING OFFICER)



  Exhibit Index

Exhibit
Number               Description
-------              -----------


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






Exhibit
Number               Description
-------              -----------


10.5                 Amended and Restated Promissory Note, dated May 7, 2001, issued by Jonathan Sachs to Nx
                     Networks, Inc. (filed as Exhibit 10.5 to our quarterly report on Form 10-Q filed on May 21,
                     2001)

10.6                 Termination Agreement dated May 2001 between Nx Networks, Inc. and Water Tower II, LLC. (
                     filed as Exhibit 10.6 to our quarterly report on Form 10-Q filed on May 21, 2001)

10.7                 Promissory Note, dated January 8, 2001 issued by Nx Networks, Inc. to SMT Centre, together with a related letter of agreement.
























                                       35
